Form 10-K
period 1996-12-31
UNION PACIFIC RAILROAD CO
filed 1997-03-17
CIK 100889

        COVER


                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-K
(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

           For the fiscal year ended December 31, 1996
                                OR
  [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

    For the transition period from ___________ to ___________

                  Commission File Number 1-01324


                  UNION PACIFIC RAILROAD COMPANY

      (Exact name of registrant as specified in its charter)

              Utah                                     13-6400825
------------------------------                     -------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

   1416 Dodge Street, Omaha, Nebraska                        68179
----------------------------------------           -------------------
(Address of principal executive offices)                   (Zip Code)

The Registrant's telephone number, including area code   (402) 271-5000

                      -------------------------------------

Securities registered pursuant to Section 12(b) of the Act:
                                                Name of each exchange on
         Title of each Class                          which registered
         -------------------                    ----------------------------
Missouri Pacific Railroad Company               New York Stock Exchange, Inc.
  4-1/4% First Mortgage Bonds due 2005
Missouri Pacific Railroad Company               New York Stock Exchange, Inc.
  4-3/4% General Income Mortgage Bonds
  due 2020 and 2030
Missouri Pacific Railroad Company               New York Stock Exchange, Inc.
  5% Debentures due 2045
Texas and Pacific Railway Company               New York Stock Exchange, Inc.
  5% First Mortgage Bonds due 2000
Missouri-Kansas-Texas Railroad Company          New York Stock Exchange, Inc.
  5-1/2% Subordinated Income Debentures
  due 2033
Securities registered pursuant to
  Section 12(g) of the Act:                     None

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X   No
                             -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].
                               -----

                  -----------------------------------

None of the Registrant's voting stock is held by non-affiliates. The Registrant is a wholly-owned, indirect subsidiary of Union Pacific Corporation.

As of February 28, 1997, the Registrant had outstanding 54,910,568 shares of Common Stock, $10 par value, and 4,774,832 shares of Class A Stock, $10 par value.

DOCUMENTS INCORPORATED BY REFERENCE - None

                                 PART I
                                 ------
Item 1.   Business
          --------
Union Pacific Railroad Company (the "Company"), a Class I Railroad incorporated in Utah and a wholly-owned, indirect subsidiary of Union Pacific Corporation (the "Corporation" or "UPC"), and various terminal companies in which the Company has minority interests, together with a number of wholly-owned and majority-owned subsidiaries of the Company operate various railroad and railroad-related operations.

On January 1, 1997, Missouri Pacific Railroad Company ("MPRR") was merged with and into the Company (the "Merger"), with the Company continuing as the surviving corporation. Prior to the Merger, MPRR was a Class I Railroad, which operated as a unified system with the railroad operations of the Company. The Company intends to continue such operations following the Merger. The combined system is hereafter referred to as the "Railroad."

The Railroad operates 22,300 route miles linking Pacific Coast and Gulf Coast ports to the Midwest and eastern U.S. gateways. The Railroad serves the western two-thirds of the country and maintains coordinated schedules with other carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports and across the Mexican and (primarily through interline connections) Canadian borders.

In August 1996, the Surface Transportation Board of the U.S. Department of Transportation (the "STB") issued a written decision approving the acquisition of Southern Pacific Rail Corporation ("Southern Pacific" or "SP") by the Corporation (see Note 2 to the Financial Statements). The Railroad expects to integrate its operations with the railroad operations of Southern Pacific during 1997 and 1998.

In 1996, the Railroad had transportation revenues of $6.9 billion, approximately 96.4 percent of which was derived from rail freight operations. The Railroad's percentages of revenue ton-miles ("RTM") and rail commodity revenue for major commodities during 1996, 1995 and 1994 were as follows:

                           1996           1995              1994
                       --------------  --------------  ----------------
                            Commodity       Commodity         Commodity
                        RTM  Revenue    RTM  Revenue     RTM   Revenue
                       ----- --------  ----- --------   ----- ---------
                                      (Percent of Total)
Agricultural Products  18.5%   17.0%   19.7%   17.6%    18.2%    15.7%
Automotive              3.3    10.8     3.2    10.4      3.8     11.4
Chemicals              12.2    18.0    12.8    19.2     14.3     20.7
Energy                 42.1    23.2    39.8    21.2     35.9     18.9
Industrial Products    12.9    16.7    13.3    17.1     15.3     17.8
Intermodal             11.0    14.3    11.2    14.5     12.5     15.5
                      ------  ------  ------  ------   ------   ------
    Total             100.0%  100.0%  100.0%  100.0%   100.0%   100.0%
                      ======  ======  ======  ======   ======   ======
Amount in  Billions   332.9    $6.6   291.6    $6.1    235.8     $5.2
                      ======  ======  ======  ======   ======   ======

Significant Events
------------------

Merger with MPRR - On January 1, 1997, MPRR was merged with and into the Company (the "Merger"), with the Company continuing as the surviving corporation. Immediately prior to the Merger, MPRR was a wholly-owned, direct subsidiary of the Corporation and the Company was at that time and currently is an indirect, wholly-owned subsidiary of the Corporation. As a result of the Merger, all of the outstanding capital shares of MPRR, which consisted of 920 shares of MPRR Common Stock and 80 shares of MPRR Class A Stock, were converted into 19,152,560 shares of the Company's Common Stock and 1,665,440 shares of the Company's Class A Stock, respectively. In addition, in connection with the Merger, the 38,867,393 shares of the Company's Common Stock outstanding immediately prior to the Merger were converted into 35,758,008 shares of the Company's Common Stock and 3,109,392 shares of the Company's Class A Stock. The Merger has been accounted for in a manner similar to a pooling-of-interests combination of entities under common control (see
Note 2 of the Financial Statements).

Chicago and North Western Transportation Company ("CNW") - In April 1995, the Corporation completed the acquisition of the remaining 71.6 percent of CNW's outstanding common stock not previously owned by the Corporation for approximately $1.2 billion, funded by the issuance of additional long-term debt. The acquisition of CNW has been accounted for as a purchase, and CNW's financial results were consolidated with the Company effective May 1, 1995 (See Note 2 to the Financial Statements). In October 1995, CNW's Class I Railroad subsidiary was merged with the Company.

Southern Pacific Rail Corporation Acquisition - In August 1995, the Corporation and Southern Pacific entered into a definitive merger agreement providing for the acquisition of Southern Pacific by the Corporation. In September 1995, UP Acquisition Corporation, a former wholly-owned subsidiary of the Company, acquired 25 percent of SP's outstanding common shares for $25 per share cash. In September 1996, after receipt of a written decision from the STB approving the acquisition of Southern Pacific by the Corporation, the Corporation consummated the acquisition of Southern Pacific by acquiring the remaining 75 percent of Southern Pacific common shares not previously owned by the Corporation for a combination of cash and the Corporation's common stock (see Note 2 of the Financial Statements).

The business combination with Southern Pacific has been accounted for as a purchase. The rail operations of Southern Pacific are expected to be integrated with the Railroad during 1997 and 1998.

Southern Pacific operates the nation's sixth largest railroad through 15 states and transports freight over approximately 15,900 miles of main-line track, linking the West Coast and Gulf Coast ports to large population centers in the Midwest. The combination of the Railroad and Southern Pacific creates the largest railroad in the United States.

Competition
-----------
The Railroad is subject to competition from other railroads, motor carriers and barge operators. Most of its railroad operations are conducted in corridors served by competing railroads and by motor carriers. Motor carrier competition is particularly strong for intermodal traffic. Because of the proximity of the Railroad's routes to major inland and Gulf Coast waterways, barge competition can be particularly pronounced for bulk commodities.

Employees
---------
Approximately 90 percent of the Railroad's 35,000 employees are represented by rail unions. During 1996, nearly all of the Railroad's unionized workforce ratified five-year national agreements, which include a combination of general
wage increases and lump-sum payments.   The Railroad has implemented two-person
crews for all through-freight trains and for a portion of yard and local operations. Expansion of two-person crews is planned for other areas of the system.

Governmental Regulation
-----------------------
The Railroad's operations are currently subject to a variety of Federal, state and local regulations. A description of the more significant regulations follows.

The operations of the Railroad are subject to the regulatory jurisdiction of the STB, other Federal agencies and various state agencies. The STB has jurisdiction over rates charged on certain regulated rail traffic; freight car compensation; transfer, extension or abandonment of rail lines; and acquisition of control of rail common carriers and motor carriers by rail common carriers. Other Federal agencies have jurisdiction over safety, movement of hazardous materials, movement and disposal of hazardous waste, and equipment standards. As a result of the ICC Termination Act of 1995, effective January 1, 1996, state agencies no longer have authority to regulate intrastate rail rates, practices and services. However, various state and local agencies have jurisdiction over disposal of hazardous wastes and seek to regulate movement of hazardous materials.

Item 2.  Properties
         ----------

Operating Equipment
-------------------
At December 31, 1996 the Railroad owned or leased from others 4,412 locomotives, 97,353 freight cars and 8,131 units of work equipment. Substantially all railway equipment secures various outstanding equipment obligations.

Rail Property
-------------
The Railroad operates approximately 22,300 miles of track, including 16,600 miles of main line and 5,700 miles of branch line. Approximately 10 percent of the main line track consists of trackage rights over track owned by others. Substantially all of the right of way and track of MPRR is subject to one or more mortgages.

Item 3.  Legal Proceedings
         -----------------

Southern Pacific Acquisition

On August 12, 1996, the Surface Transportation Board (the "STB") served a decision (the "Decision") approving the acquisition of control of Southern Pacific Rail Corporation ("SPR") and its rail affiliates by the Corporation and its affiliates, the merger of SPR with an affiliate of the Corporation, and certain related transactions, subject to various conditions. The acquisition was consummated on September 11, 1996.

On August 29, 1996, the Corporation and its affiliates filed a petition requesting that the STB clarify certain conditions set forth in the Decision that would allow the Burlington Northern and Santa Fe Railway Company ("BNSF") to serve new transloading facilities and other new facilities on SPR rail lines of the Company or SPR over which BNSF has received trackage rights. The STB denied this petition. In addition, various other parties requested that the STB (a) clarify certain aspects of the condition requiring that the Corporation and its affiliates modify contracts with shippers at "2-to-1" points to allow BNSF to access at least 50 percent of the volume, (b) remove the restriction that it imposed on the traffic that the Texas Mexican Railway Company ("Tex Mex") could transport over trackage rights granted to Tex Mex in the Decision, (c) expand the trackage rights that it made available to Dow Chemical Company for use in connection with a possible build-out from its Freeport, Texas, facility, (d) allow Utah Railway Company access to the facility of Railco, Inc., in Carbon City, Utah, (e) reconsider its decision not to impose labor protective conditions on the settlement agreement between certain rail affiliates of the Corporation and the Gateway Western Railway Company, (f) reconsider its decision to grant BNSF access to shippers in Lake Charles, Louisiana, as a condition to the merger, and (g) reconsider its approval of the merger. The STB resolved all of these petitions against the petitioners and in favor of the Corporation and its affiliates.

On January 24, 1997, the Corporation and its affiliates, as well as Kansas City Southern Railway Company ("KCS"), BNSF and Texas Utilities Electric Company ("TUE"), submitted to the STB their proposals regarding the implementation of the STB's condition requiring that, in order to preserve TUE's competitive options for the movement of coal to/from its Martin Lake, Texas generating station, BNSF be permitted to use its trackage rights over UPRR and SPR lines to handle future TUE coal trans via interchange with KCS at two locations. The STB is considering the parties' dispute concerning the scope of interchange rights that would appropriately implement this condition.

The City of Reno, Nevada (the "City"), filed a complaint on July 12, 1996 in the U.S. District Court for the District of Nevada seeking a writ of mandamus directing the STB to prepare, with regard to the alleged impacts of the merger on Reno and the surrounding area, an environmental impact statement pursuant to the National Environmental Policy Act and a conformity determination pursuant to the Clean Air Act. The District Court dismissed the complaint for lack of jurisdiction and denied the City's petition to transfer the suit to the U.S. Court of Appeals for the Ninth Circuit. The City subsequently filed a petition for review of the Decision in the U.S. Court of Appeals for the Ninth Circuit on August 21, 1996. The City's petition was ordered consolidated in the U.S. Court of Appeals for the District of Columbia Circuit with the petitions for review described below.

Judicial appeals with respect to the Decision were filed in the U.S. Court of Appeals for the District of Columbia Circuit by various parties. The Corporation and its affiliates filed a petition for review of the STB's decision to impose a condition permitting BNSF to serve new transloading facilities on lines of the merging railroads over which BNSF will have overhead trackage rights, and also seeking review of the STB's approval of the trackage rights applications of Tex Mex. BNSF also filed petitions for review of the grant of trackage rights to Tex Mex. The City of Wichita and Sedgwick County, Kansas, filed a petition seeking review of the Decision insofar as it may require parties other than the Corporation and its affiliates to contribute to the costs of mitigating the effects of increased rail traffic in those locations. Enterprise Products Company filed a petition for review of the Decision insofar as it did not identify Enterprise's Mont Belvieu, Texas, facility as a "2-to-1" facility. The Western Coal Traffic League ("WCTL") filed a petition for review on the grounds that the Decision approving the merger and denying conditions sought by WCTL was arbitrary and capricious and based on a misapplication of the facts and law. Geneva Steel Company filed three petitions for review, contending that the Decision and certain STB decisions resolving petitions for clarification or reconsideration were arbitrary, capricious, an abuse of discretion, unsupported by substantial evidence, or otherwise contrary to law. Tex Mex filed a petition for review of the STB's decision to impose a restriction on traffic that the Tex Mex can transport over trackage rights granted to Tex Mex in the Decision, as well as the STB's decision refusing to reopen or reconsider the Decision. The United Transportation Union-General Committee of Adjustment filed a petition for review of the Decision and of the STB's decision denying a petition to reopen the Decision. KCS filed petitions for review of the Decision raising challenges to STB determinations (a) to grant rights to BNSF to handle traffic of shippers in the Lake Charles area, (b) not to require the Company and SPR to ensure that KCS could interchange traffic with BNSF at Beaumont, Texas, for movements to Houston, Texas, and at Lake Charles, Louisiana, for movements to New Orleans, Louisiana, (c) granting trackage rights to BNSF over certain KCS trackage, (d) imposing limitations on the rights granted to Tex Mex, (e) addressing environmental aspects of the proceeding, and (f) declining to expand the procedural schedule.

All of the petitions for review have been consolidated. No briefing schedule has yet been established. An STB motion to sever the petitions for review filed by the City of Reno, Nevada, and the City of Wichita and Sedgwick County, Kansas, and hold briefing in those two cases in abeyance is currently pending. The Corporation believes that it is unlikely that the disposition of these appeals will have a material impact on the Corporation.

The Decision provided for an 18-month process to conduct studies to assess environmental impacts in the areas of Reno, Nevada, and Wichita, Kansas, and arrive at mitigation measures to address those impacts. Both studies are currently underway, and the STB's environmental section has indicated that it expects to issue preliminary recommendations for public comment by mid-summer.

On December 4, 1996, the Corporation and its affiliates filed a demand for arbitration with the American Arbitration Association relating to the implementation of a proportional rate arrangement that was part of the settlement agreement between BNSF and the Corporation and its affiliates related to the SP acquisition. On January 8, 1997, the parties signed a letter agreement resolving in principle their disputes, and agreed to suspend the arbitration proceeding pending completion of a formal agreement.

On February 11, 1997, BNSF filed a demand for arbitration with the American Arbitration Association relating to the condition of a rail line that BNSF had obtained as part of the settlement agreement between BNSF and the Corporation and its affiliates related to the SP acquisition. BNSF contends that it is entitled to a $10.5 million escrow that SPT established in connection with this dispute, while the Company and SPT maintain that BNSF is not entitled to any of the escrowed funds. The Company and SPT answered BNSF's demand on February 25, 1997, and the arbitration proceeding is pending.

Bottleneck Proceedings
----------------------

On August 27, 1996, the STB initiated a proceeding asking for arguments and evidence on the issue of whether it should modify its existing regulations regarding the prescription of, and challenge to, rates for rail service involving a segment that is served by only one railroad between an interchange point and an exclusively-served shipper facility (i.e., a bottleneck segment).
The STB proceeding also referred to pending motions to dismiss three individual complaint proceedings filed by shippers challenging a class rate charged for the movement of coal, two of which named the Company and a rail affiliate as a party thereto. Neither complaint proceeding individually involves significant exposure for reparations. However, if existing regulation of bottleneck movements were changed, future revenue from such movements, including those covered by the complaint proceedings, could be substantially reduced. On December 31, 1996, the STB served a decision which generally reaffirmed earlier rulings regarding a rail carrier's obligation to provide rates for bottleneck segments and assured rail carriers' right to differentially price traffic. It also dismissed the two complaint proceedings in which the Company and its rail affiliate were defendants. The STB decision is pending on appeal before the Eighth Circuit Court of Appeals.

Environmental Matters
---------------------

In July 1995, the Butte County (Oroville, California) District Attorney advised that a civil penalty action would be filed against the Company for violations resulting from a derailment and spill of diesel fuel into the Feather River in Peo, California on April 14, 1995. In late July, the California Regional Water Quality Control Board also filed a separate penalty action seeking $40,000 for the same incident. This latter action was settled for $40,000. In 1996, the District Attorney and California Department of Fish and Game asserted a claim for natural resource damages in the range of $90,000
- $100,000. The Company is analyzing the claim and expects to resolve this matter during the first half of 1997.

The Company has received notices from the Environmental Protection Agency ("EPA") and state environmental agencies alleging that it is or may be liable under certain Federal or state environmental legislation for remediation costs associated with requirements at various sites throughout the United States, including sites which are on the Superfund National Priorities List or state superfund lists. Although specific claims have been made by the EPA and state regulators with respect to some of these sites, the ultimate impact of these proceedings and suits by third parties cannot be predicted at this time because of the number of potentially responsible parties involved, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites and/or the speculative nature of remediation costs. Nevertheless, at many of the superfund sites, the Company believes it will have little or no exposure because no liability should be imposed under applicable law, one or more other financially able parties generated all or most of the contamination, or a settlement of the Company's exposure has been reached although regulatory proceedings at the sites involved have not been formally terminated. Additional information on the Company's potential environmental costs is set forth under Note 10 to the Company's financial statements.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        Omitted in accordance with General Instruction I of Form 10-K.

                              PART II
                              -------

Item 5. Market for Registrant's Common Equity and Related Stockholder
        Matters
        -------------------------------------------------------------

        All of the Common Stock and Class A Stock of the Company is owned by the Corporation or a wholly-owned indirect subsidiary of the Corporation. Accordingly, there is no market for the Company's capital stock. Dividends on the Company's Common Stock, which are paid on a quarterly basis, totaled $1.8 billion in 1996 (see Note 2 to the Financial Statements) and $212 million in 1995 (see Notes 6 and 8 to the Financial Statements for a discussion of dividend restrictions on the Common Stock and Class A Stock).

        In June 1996, the Company sold 4,916,863 shares of its Common Stock to Union Pacific Merger Company ("UP Mergerco"), a wholly-owned subsidiary of the Corporation, for $600 million. On September 10, 1996, UP Mergerco was merged into the Corporation. In addition, in connection with the Merger of MPRR into the Company on January 1, 1997, the following issuances of equity securities occurred: (1) the 920 shares of MPRR Common Stock and 80 shares of MPRR Class A Stock outstanding immediately prior to the Merger, which were held by the Corporation, were converted into 19,152,560 shares of the Company's Common Stock and 1,655,440 shares of the Company's Class A Stock, respectively; (2) the 30,467,751 shares of the Company's Common Stock held by the Corporation immediately prior to the Merger were converted into 28,030,376 shares of the Company's Common Stock and 2,437,424 shares of the Company's Class A Stock; and (3) the 8,399,642 shares of the Company's Common Stock owned by Chicago and North Western Transportation Company ("CNWT") immediately prior to the Merger were converted into 7,727,632 shares of the Company's Common Stock and 671,968 shares of the Company's Class A Stock.
        CNWT is an indirect, wholly-owned subsidiary of the Corporation.
        The foregoing issuances of the Company's Common Stock and Class A Stock were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data
        -----------------------
        Omitted in accordance with General Instruction I of Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ---------------------------------------------------------------
        Omitted in accordance with General Instruction I of Form 10-K. In lieu thereof, a narrative analysis is presented beginning on Page F-19.


Item 8. Financial Statements and Supplementary Data
        -------------------------------------------
        The financial statements and supplementary information related thereto, listed on the Index to Financial Statements, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         ---------------------------------------------------------------
         None.

                             PART III
                             --------

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------
         Omitted in accordance with General Instruction I of Form 10-K.


Item 11. Executive Compensation
         ----------------------
         Ommitted in accordance with General Instruction I of Form 10-K.


Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------
         Omitted in accordance with General Instruction I of Form 10-K.


Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------
         Omitted in accordance with General Instruction I of Form 10-K.


                             PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------
       (a) (1) and (2) Financial Statements and Schedules
           ----------------------------------------------
            See Index to Financial Statements.

       (a) (3) Exhibits
           ------------

           2(a) Agreement and Plan of Merger, dated as of November 21, 1996, between Union Pacific Railroad Company (the "Company") and Missouri Pacific Railroad Company ("MPRR"), incorporated by reference to
                    Exhibit 2 to the Company's Current Report on Form 8-K dated January 16, 1997.

           2(b) Amended and Restated Agreement and Plan of Merger, dated as of July 12, 1996, among Union Pacific Corporation ("UPC"), the Company, Southern Pacific Rail Corporation ("SP"), UP Holding Company, Inc. ("UP Holding") and Union Pacific Merger Co. ("UP Merger"), is incorporated herein by reference to Annex B to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

           3(a) Amended and Restated Articles of Incorporation of the Company, effective as of January 1, 1997, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated January 16, 1997.

           3(b) By-Laws of the Company, as amended effective as of November 21, 1996, incorporated by reference to
                    Exhibit 3.2 to the Company's Current Report on Form 8-K dated January 16, 1997.

           4 Pursuant to various indentures and other agreements, the Company has issued long-term debt; however, no such agreement has securities or obligations covered thereby which exceed 10% of the Company's total consolidated assets. The Company agrees to furnish the Commission with a copy of any such indenture or agreement upon request by the Commission.

           9 Voting Trust Agreement, dated as of August 3, 1995, among UPC, UP Acquisition Corporation and Southwest Bank of St. Louis, is incorporated herein by reference to Annex K to the Joint Proxy
                    Statement/Prospectus included in UPC's Registration Statement on Form S-4 (No. 33-64707).

           10(a) Amended and Restated Anschutz Shareholders Agreement, dated as of July 12, 1996, among UPC, the Company, The Anschutz Corporation ("TAC"), Anschutz Foundation (the "Foundation"), and Mr. Philip F. Anschutz ("Mr. Anschutz"), is incorporated herein by reference to Annex D to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

           10(b) Amended and Restated MSLEF Shareholder Agreement, dated as of July 12, 1996, between UPC and The
                    Morgan Stanley Leveraged Equity Fund II, L.P., is incorporated herein by reference to Annex E to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on
                    Form S-4 (No. 33-64707).

           10(c) Amended and Restated Parent Shareholders Agreement, dated as of July 12, 1996, among UPC, UP Merger and SP is incorporated herein by reference to Annex F to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

           10(d) Amended and Restated Anschutz/Spinco Shareholders Agreement, dated as of July 12, 1996, among Union Pacific Resources Group Inc. ("Resources"), TAC, the Foundation and Mr. Anschutz is incorporated herein by reference to Annex G to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

           10(e) Amended and Restated Registration Rights Agreement, dated as of July 12, 1996, among UPC, TAC, and the Foundation is incorporated herein by reference to Annex H to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

           10(f) Amended and Restated Registration Rights Agreement, dated as of July 12, 1996, among Resources, TAC, and the Foundation is incorporated herein by reference to Annex I to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

           10(g) Amended and Restated Registration Rights Agreement, dated as of July 12, 1996, among UPC, UP Holding, UP Merger and SP is incorporated herein by reference to Annex J to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

           10(h) Agreement, dated September 25, 1995, among UPC, the Company, MPRR and SP, Southern Pacific Transportation Company (SPT), The Denver & Rio Grande Western Railroad Company (D&RGW), St. Louis Southwestern Railway Company (SLSRC) and SPCSL Corp. (SPCSL), on the one hand, and Burlington Northern Railroad Company (BN) and The Atchison, Topeka and Santa Fe Railway Company (Santa Fe), on the other hand, is incorporated by reference to Exhibit 10.11 to UPC's Registration Statement on Form S-4 (No. 33-64707).

           10(i) Supplemental Agreement, dated November 18, 1995, between UPC, the Company, MPRR and SP, SPT, D&RGW, SLSRC and SPCSL, on the one hand, and BN and Santa Fe, on the other hand, is incorporated herein by reference to Exhibit 10.12 to UPC's Registration Statement on Form S-4 (No. 33-64707).

           24 Powers of attorney executed by the directors of the Company.

           27       Financial Data Schedule.

           99 Unaudited Pro Forma Combined Financial Statements of the Company and MPRR.

       (b) Reports on Form 8-K
           -------------------
           No Current Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996. On January 16, 1997, the Company filed a Current Report on Form 8-K as a result of the merger of MPRR into the Company, and in that Report indicated its intent to file the historic and pro forma financial statements required by Form 8-K by amendment on or prior to March 17, 1997. The historic financial information set forth herein in response to Item 14(a)(1) and (2) and the pro forma financial information set forth in Exhibit 99 hereto are substantially the same as the information required by Form 8-K. Therefore, pursuant to General Instruction B.3 of Form 8-K, the Company is not required to file any further information by amendment to its January 16, 1997 Form 8-K Report.

                                  SIGNATURES



       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of March, 1997.

                             UNION PACIFIC RAILROAD COMPANY


                             By /s/ Richard K. Davidson
                                --------------------------------------
                                Richard K. Davidson,
                                Chairman, Chief Executive Officer and
                                   Director


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 17th day of March, 1997, by the following persons on behalf of the Registrant and in the capacities indicated.


                             By /s/ Richard K. Davidson
                                ______________________________________
                                Richard K. Davidson,
                                Chairman, Chief Executive Officer and
                                   Director


                                /s/ L. White Matthews, III
                                ______________________________________
                                L. White Matthews, III,
                                Chief Financial Officer and Director


                                /s/ James R. Young
                               _______________________________________
                                James R. Young,
                                Vice President-Finance


                                /s/ Joseph E. O'Connor, Jr.
                                ______________________________________
                                Joseph E. O'Connor, Jr.,
                                Chief Accounting Officer

DIRECTORS:

Philip F. Anschutz*                       Judith Richards Hope*



Robert P. Bauman*                         Richard J. Mahoney*



Richard B. Cheney*                        John R. Meyer*



E. Virgil Conway*                         Thomas A. Reynolds, Jr.*



Spencer F. Eccles*                        James D. Robinson, III*



Elbridge T. Gerry, Jr.*                   Robert W. Roth*



William H. Gray, III*                     Richard D. Simmons*










* By /s/ Thomas E. Whitaker
     ______________________________________
     (Thomas E. Whitaker, Attorney-in-fact)

UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

                  INDEX TO FINANCIAL STATEMENTS
                  -----------------------------



                                                                 Page
                                                                 ----
Independent Auditors' Report...............................      F-2

Financial Statements:

   Statement of Consolidated Financial Position -
      At December 31, 1996 and 1995........................    F-3 - F-4

   Statement of Consolidated Income and Retained
      Earnings - For the Years Ended December 31, 1996,
      1995 and 1994........................................      F-5

   Statement of Consolidated Cash Flows - For the Years
      Ended December 31, 1996, 1995 and 1994...............      F-6

   Accounting Policies.....................................      F-7

   Notes to Consolidated Financial Statements..............    F-8 - F-18

Management's Narrative Analysis of the
   Results of Operations...................................   F-19 - F-20





Schedules are omitted because they are not applicable or the required information is set forth in the financial statements referred to above.

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Board of Directors
Union Pacific Railroad Company
Omaha, Nebraska


We have audited the accompanying statement of consolidated financial position of Union Pacific Railroad Company (a wholly-owned, indirect subsidiary of Union Pacific Corporation) and subsidiary companies as of December 31, 1996 and 1995, and the related statements of consolidated income and retained earnings and of consolidated cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Union Pacific Railroad Company and subsidiary companies at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Omaha, Nebraska
January 23, 1997


   UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

              STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                        December 31, 1996 and 1995
                        --------------------------
                           (Millions of Dollars)


                                ASSETS
                                ------

                                                         1996        1995
                                                       -------     -------
Current Assets:
   Cash and temporary investments  . . . . . . . .      $    76     $     8
   Accounts receivable - net (Note 4). . . . . . .          182         127
   Due from affiliated companies-net (Note 3)  . .        1,763       1,752
   Materials and supplies  . . . . . . . . . . . .          120         131
   Other current assets (Note 5) . . . . . . . . .          135         139
                                                        -------     -------

     Total Current Assets  . . . . . . . . . . . .        2,276       2,157
                                                        -------     -------

Investments:
   Investments in and advances to
    affiliated companies (Note 2)  . . . . . . . .          217       1,102
   Other investments . . . . . . . . . . . . . . .          124          85
                                                        -------     -------

     Total Investments . . . . . . . . . . . . . .          341       1,187
                                                        -------     -------

Properties, at cost (Notes 6 and 7):
   Road and other  . . . . . . . . . . . . . . . .        9,203       8,855
   Equipment . . . . . . . . . . . . . . . . . . .        3,656       3,279
                                                        -------     -------
     Total Properties  . . . . . . . . . . . . . .       12,859      12,134
   Less accumulated depreciation and
     amortization  . . . . . . . . . . . . . . . .        2,982       2,753
                                                        -------     -------
     Properties - Net  . . . . . . . . . . . . . .        9,877       9,381
                                                        -------     -------

Other Assets . . . . . . . . . . . . . . . . . . .           42         134
                                                        -------     -------

     Total Assets  . . . . . . . . . . . . . . . .      $12,536     $12,859
                                                        =======     =======

The accompanying accounting policies and notes to consolidated financial statements are an integral part of these statements.




   UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

               STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                        December 31, 1996 and 1995

                          (Millions of Dollars)


                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

                                                          1996       1995
                                                        -------    -------
Current Liabilities:
   Accounts payable  . . . . . . . . . . . . . . .      $   303    $   279
   Accrued wages and vacation  . . . . . . . . . .          141        154
   Income taxes payable  . . . . . . . . . . . . .          131        116
   Casualty and other reserves . . . . . . . . . .           97        104
   Debt due within one year (Note 6) . . . . . . .           55         26
   Other current liabilities . . . . . . . . . . .          213        261
                                                        -------    -------

     Total Current Liabilities . . . . . . . . . .          940        940
                                                        -------    -------

Debt Due After One Year (Notes 6 and 7)  . . . . .        1,034        906
                                                        -------    -------

Deferred Income Taxes (Note 5) . . . . . . . . . .        2,942      2,736
                                                        -------    -------

Retiree Benefit Obligations (Note 9) . . . . . . .          313        292
                                                        -------    -------

Due to UPC Long-Term (Note 2). . . . . . . . . . .        3,034      3,223
                                                        -------    -------

Other Liabilities (Note 10). . . . . . . . . . . .          415        362
                                                        -------    -------
Stockholders' Equity (Notes 2 and 8):
   Common Stock - $10 par value; 39,617,870
     shares authorized for 1996 and 1995, and
     38,867,393 and 33,950,530 shares outstanding
     for 1996 and 1995, respectively.. . . . . . .          389        340
   Capital surplus . . . . . . . . . . . . . . . .        1,074        477
   Retained earnings . . . . . . . . . . . . . . .        2,395      3,583
                                                        -------    -------
     Total Stockholders' Equity  . . . . . . . . .        3,858      4,400
                                                        -------    -------
     Total Liabilities and
        Stockholders' Equity . . . . . . . . . . .      $12,536    $12,859
                                                        =======    =======

The accompanying accounting policies and notes to consolidated financial statements are an integral part of these statements.




  UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

         STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS
          For The Years Ended December 31, 1996, 1995 and 1994
          ----------------------------------------------------

                          (Millions of Dollars)


                                               1996      1995      1994
                                             --------  --------  --------
Operating Revenues . . . . . . . . . . . . .  $4,472    $3,969    $2,978
                                              ------    ------    ------
Operating Expenses (Notes 2 and 3):
  Salaries, wages and employee
   benefits  . . . . . . . . . . . . . . . .   1,441     1,299       970
  Fuel and utilities (Note 4). . . . . . . .     441       352       269
  Equipment and other rents  . . . . . . . .     428       384       247
  Depreciation, amortization
   and retirements . . . . . . . . . . . . .     411       370       282
  Materials and supplies . . . . . . . . . .     251       205       173
  Other costs  . . . . . . . . . . . . . . .     445       506       403
                                              ------    ------    ------
    Total  . . . . . . . . . . . . . . . . .   3,417     3,116     2,344
                                              ------    ------    ------

Operating Income . . . . . . . . . . . . . .   1,055       853       634
Other Income - Net (Note 11) . . . . . . . .     202       171       146
Interest Expense (Notes 2, 4 and 6). . . . .    (252)     (130)      (69)
                                              ------    ------    ------

Income Before Income Taxes . . . . . . . . .   1,005       894       711
Income Taxes (Note 5)  . . . . . . . . . . .    (358)     (313)     (256)
                                              ------    ------    ------
  Net Income . . . . . . . . . . . . . . . .  $  647    $  581    $  455
                                              ======    ======    ======

Retained Earnings:
  Beginning of year  . . . . . . . . . . . .  $3,583    $3,214    $2,959
  Net income . . . . . . . . . . . . . . . .     647       581       455
  Dividends to parent (Note 2) . . . . . . .  (1,835)     (212)     (200)
                                              ------    ------    ------
    End of Year  . . . . . . . . . . . . . .  $2,395    $3,583    $3,214
                                              ======    ======    ======

The accompanying accounting policies and notes to consolidated financial statements are an integral part of these statements.



     UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

                 STATEMENT OF CONSOLIDATED CASH FLOWS
         For The Years Ended December 31, 1996, 1995 and 1994
         ----------------------------------------------------
                         (Millions of Dollars)



                                                  1996       1995       1994
                                                --------  ---------   --------
Net Income . . . . . . . . . . . . . . . . .     $  647     $  581     $  455
Non-Cash Charges to Income:
  Depreciation, amortization and
    retirements. . . . . . . . . . . . . . .        411        370        282
  Deferred income taxes  . . . . . . . . . .        220        166         67
  Other non-cash (credits) charges . . . . .         77       (361)        (3)
Changes in current assets and liabilities  .        (40)       251       (154)
                                                 ------     ------     ------
     Cash from Operations  . . . . . . . . .      1,315      1,007        647
                                                 ------     ------     ------

Investing Activities:
  Capital investments  . . . . . . . . . . .       (949)      (660)      (479)
  SP investment (Note 2) . . . . . . . . . .          -       (976)         -
  Other investing activities . . . . . . . .         34        156          7
                                                 ------     ------     ------

Cash Used for Investing Activities . . . . .       (915)    (1,480)      (472)
                                                 ------     ------     ------

Financing Activities:
  Cash dividends paid to parent (Note 2) . .       (850)      (212)      (200)
  Financings . . . . . . . . . . . . . . . .        422         86        175
  Debt repaid  . . . . . . . . . . . . . . .       (265)    (1,107)       (31)
  Advances (to) from affiliated
     companies - net (Note 2)  . . . . . . .       (200)     1,679       (135)
  Proceeds from sale of stock. . . . . . . .        600          -          -
  Other . . .. . . . . . . . . . . . . . . .        (39)        35          -
                                                 ------     ------     ------
     Cash (Used in) Provided by Financing
        Activities . . . . . . . . . . . . .       (332)       481       (191)
                                                 ------     ------     ------
     Change in Cash and Temporary
       Investments . . . . . . . . . . . . .     $   68     $    8     $  (16)
                                                 ======     ======     =======
Changes in Current Assets and Liabilities:
  Accounts receivable  . . . . . . . . . . .     $  (55)    $   17     $  (33)
  Materials and supplies . . . . . . . . . .         11        (30)       (12)
  Other current assets . . . . . . . . . . .          4        (13)       (24)
  Accounts, wages and vacation payable . . .         11        191       (131)
  Other current liabilities  . . . . . . . .        (11)        86         46
                                                 ------     ------    -------

     Total . . . . . . . . . . . . . . . . .     $  (40)    $  251     $ (154)
                                                 ======     ======     ======

The accompanying accounting policies and notes to consolidated financial statements are an integral part of these statements.


    UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

                          ACCOUNTING POLICIES
                          -------------------

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Union Pacific Railroad Company and all subsidiaries (the "Company"). The Company is a wholly-owned, indirect subsidiary of Union Pacific Corporation (the "Corporation"). Investments in affiliated companies (20 percent to 50 percent owned) are accounted for on the equity method. All material intercompany transactions are eliminated.

MATERIALS AND SUPPLIES

Materials and supplies are carried at the lower of average cost or market.

REVENUE RECOGNITION

Transportation revenues are recognized on a percentage-of-completion basis, while delivery costs are recognized as incurred.

PROPERTIES

Properties are stated at cost. Upon sale or retirement of units of depreciable operating property, gains and losses are charged to accumulated depreciation. With respect to all other property sold or retired (principally land sold for industrial development or as surplus property), cost and any related accumulated depreciation are removed from the accounts and a gain or loss is recognized upon disposition.

DEPRECIATION

Provisions for depreciation are computed principally on the straight-line method based on estimated service lives of depreciable properties.

HEDGING TRANSACTIONS

The Company periodically hedges fuel purchases. Unrealized gains and losses from forward contracts, futures and swap fuel contracts are deferred and recognized as the fuel is consumed (see Note 4).

USE OF ESTIMATES

The consolidated financial statements of the Company include estimates and assumptions of certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities. Actual future results may differ from such estimates and assumptions.

CHANGE IN PRESENTATION

Certain prior year amounts have been reclassified to conform with the 1996 financial statement presentation.

     UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
          -----------------------------------------------------


1. Nature of Operations

Union Pacific Railroad Company (the "Company"), a Class I Railroad incorporated in Utah and a wholly-owned, indirect subsidiary of Union Pacific Corporation (the "Corporation"), together with a number of wholly-owned and majority-owned subsidiaries of the Company and various terminal companies in which the Company has minority interests, operates various railroad and railroad-related businesses.

During 1996, 1995 and 1994, the Company's operations were coordinated with those of Missouri Pacific Railroad Company ("MPRR"). On January 1, 1997, MPRR was merged with and into the Company (the "Merger"), with the Company continuing as the surviving corporation. Prior to the Merger, MPRR was a Class I Railroad, which operated as a unified system with the railroad operations of the Company (see Notes 2 and 3). The Company intends to continue such operations following the Merger. The combined system is hereafter referred to as the "Railroad."

The Railroad operates 22,300 route miles linking Pacific Coast and Gulf Coast ports to the Midwest and eastern U.S. gateways. The Railroad serves the western two-thirds of the country and maintains coordinated schedules with other carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports and across the Mexican and (primarily through interline connections) Canadian borders. The Railroad is subject to price and service competition from other railroads, motor carriers and barge operators.

In August 1996, the Surface Transportation Board of the U.S. Department of Transportation (the "STB") issued a written decision approving the acquisition of Southern Pacific Rail Corporation ("Southern Pacific" or "SP") by the Corporation (see Note 2). The Railroad expects to integrate its operations with the rail operations of Southern Pacific during 1997 and 1998.

The Railroad's future results can be affected by changes in the economic environment and by fluctuations in fuel prices. Several of the commodities transported by the Railroad come from industries with cyclical business operations. As a result, prolonged negative changes in U.S. and global economic conditions can have an adverse effect on the Railroad's ongoing results. In addition, operating results at the Railroad can be affected adversely by increases in diesel fuel costs, to the extent that such costs are not recovered through higher revenues and improved fuel conservation, or mitigated by hedging activity.

Approximately 90 percent of the Railroad's employees are represented by rail unions. During 1996, nearly all of the Railroad's unionized workforce ratified five-year national agreements, which include a combination of general wage increases and lump-sum payments.

2. Acquisitions

MPRR: On January 1, 1997, MPRR was merged with and into the Company (the "Merger"), with the Company continuing as the surviving corporation. Immediately prior to the Merger, MPRR was a wholly-owned, direct subsidiary of the Corporation and the Company was at that time and currently is a wholly-owned, indirect subsidiary of the Corporation. As a result of the Merger, all of the outstanding capital shares of MPRR, which consisted of 920 shares of MPRR Common Stock and 80 shares of MPRR Class A Stock, were converted into 19,152,560 shares of the Company's Common Stock and 1,665,440 shares of the Company's Class A Stock, respectively. In addition, in connection with the Merger, the 38,867,393 shares of the Company's Common Stock outstanding immediately prior to the Merger were converted into 35,758,008 shares of the Company's Common Stock and 3,109,392 shares of the Company's Class A Stock. The Merger has been accounted for in a manner similar to a pooling-of-interests combination of entities under common control. Future financial statements will include all periods on a combined reporting basis.

Chicago and North Western Transportation Company ("CNW"): In April 1995, the Corporation completed the acquisition of the remaining 71.6 percent of CNW's outstanding common stock not previously owned by the Corporation for approximately $1.2 billion, funded by the issuance of additional long-term debt. The acquisition of CNW has been accounted for as a purchase, and CNW's financial results were consolidated with the Company effective May 1, 1995.

Subsequent to the acquisition of CNW, in October 1995, the Company issued approximately 8,399,642 additional shares of its Common Stock to acquire the net assets of Chicago and North Western Railway Company and its subsidiaries, through the legal merger of the two carriers. In connection with this acquisition, the Company assumed the debt owed by CNW to the Corporation, relating to the Corporation's CNW debt refinancing activities.

UP Leasing Corporation ("UP Leasing"): In August 1995, UP Leasing, a wholly-owned subsidiary of the Corporation, which financed the Powder River Basin connector line for Western Railroad Properties Inc., in exchange for monthly rental payments, was merged with the Company. In connection with this merger, the Company issued 3,122,173 shares of the its Common Stock to the Corporation.

The pro forma results presented below have been prepared to reflect the consummation of the Merger, as if it had occurred at the beginning of each period presented. The pro forma results presented below do not reflect synergies, increases in revenue or operating income, or estimated costs savings expected to result from the Merger, which are not expected to be material. This unaudited pro forma information is not necessarily indicative of the results of operations that might have occurred had the Merger actually occurred on the dates indicated, or of future results of operations of the resulting entity. Pro forma results for the year ended December 31, 1995 also reflect the pro forma effect of the Company's acquisition of CNW as if such transaction had occurred at the beginning of that period.

                                                       1996           1995
     (Millions of Dollars, Unaudited)                 ------         ------
     Operating Revenues  . . . . . . . . .            $6,862         $6,721
     Operating Income  . . . . . . . . . .             1,559          1,455
     Net Income  . . . . . . . . . . . . .               942            864

Southern Pacific: In August 1995, the Corporation and Southern Pacific entered into a definitive merger agreement providing for the acquisition of Southern Pacific by the Corporation. In September 1995, UP Acquisition Corporation ("UP Acquisition"), a wholly-owned subsidiary of the Company, acquired 25 percent of SP's outstanding common shares for $25 per share cash (the "Tender Offer"). In June 1996, UP Acquisition was merged with and into the Company and the Company distributed by dividend the SP shares acquired in the Tender Offer to its stockholders. This transaction reduced the Company's retained earnings by $985 million. In September 1996, after receipt of a written decision from the STB approving the acquisition of Southern Pacific by the Corporation, the Corporation consummated the acquisition of Southern Pacific by acquiring the remaining 75 percent of Southern Pacific common shares not previously owned by the Corporation for a combination of cash and the Corporation's common stock.

The business combination with Southern Pacific has been accounted for as a purchase, but SP's results are not currently included in the Company's results. The rail operations of Southern Pacific will be integrated with the Company's rail operations in 1997 and 1998.

In connection with the integration of the Company's and Southern Pacific's rail operations, the Company expects to incur approximately $250 million in acquisition-related costs for severing or relocating its employees and disposing of its facilities. Results for 1996 include $8 million of such acquisition-related operating expenses. The Company anticipates charging the remaining acquisition-related payments for its employees and facilities to operating expense in 1997 through 1999 as definitive plans are refined and communicated and relocation and other costs are incurred.

The estimated costs for severance, relocation and facility closings are subject to refinement as more information becomes available and the Company's management finalizes merger implementation plans. As a result, the estimated integration costs could change. However, any revision required is not expected to be material to the Company's financial position or ongoing results of operations.

Union Pacific Merger Co. ("UP Mergerco"): In June 1996, the Company sold 4,916,863 shares of its Common Stock to UP Mergerco, a wholly-owned subsidiary of the Corporation, for $600 million cash. Such transaction increased the Company's Common Stock and Capital Surplus by $49 million and $551 million, respectively. At that time, the Company declared a cash dividend to its stockholders of $600 million, which was recorded as a reduction to retained earnings. In addition, in June 1996, the Corporation made a $46 million capital contribution to the Company, which also increased the Company's capital surplus. On September 10, 1996, UP Mergerco was merged into the Corporation.

3.   Related Party Transactions

During 1996, 1995 and 1994, the Company and MPRR had significant interline rail shipments, equipment rents, and fuel and diesel power exchanges with one another. These transactions were settled in a manner similar to that used for comparable transactions with nonaffiliated railroads. Balances representing interline receivables and payables with MPRR are classified as due from affiliated companies.

Certain management and staff functions of the Company have been combined with those of MPRR. In addition, the affiliated railroads have centralized purchasing and disbursing functions which are handled by the Company. Also, repairs to locomotives and freight cars were made on a system-wide basis without regard to ownership or usage. Marketing, administrative, and other expenses (including, but not limited to, those discussed above) were allocated to the Company based on revenue contribution, gross ton-miles, or time in service.

A summary of directly-incurred and allocated costs included in operating expenses is as follows:

                                                   1996      1995     1994
                                                 -------   -------  -------
   (Millions of Dollars)
   Directly-incurred . . . . . . . . . . . . .   $2,338    $2,322   $1,682
   Allocated . . . . . . . . . . . . . . . . .    1,079       794      662
                                                 ------    ------   ------
   Total . . . . . . . . . . . . . . . . . . .   $3,417    $3,116   $2,344
                                                 ======    ======   ======

Amounts due to and from affiliates, including the Corporation, bear interest at an annually determined rate which considers the Corporation's cost of debt. Net intercompany interest expense charged on such amounts was $58 million in 1996 and net intercompany interest income earned was $39 million and $86 million in 1995 and 1994, respectively.

4. Financial Instruments

Risk Management

Over the past three years, fuel costs approximated 10 percent of the Company's total operating expenses. As a result of the significance of fuel costs and the historical volatility of fuel prices, the Company periodically uses swaps, futures and forward contracts to mitigate the impact of fuel price volatility. The intent of this program is to protect the Company's operating margins and overall profitability from adverse fuel price changes. However, the use of these contracts also limits the benefit of favorable fuel price changes.

At year-end 1996, the Company--as a participant in the Railroad's hedging program--had not hedged any of its forecasted 1997 fuel consumption, while at December 31, 1995, the Company had hedged 7 percent of its forecasted 1996 fuel consumption at $0.46 per gallon. At year-end 1995, the Railroad had outstanding swap agreements covering fuel purchases of $30 million, with gross and net asset positions of $2 million, respectively. Fuel hedging lowered the Railroad's 1996 fuel costs by $34 million, had no significant effect on 1995 fuel costs and lowered 1994 fuel costs by $10 million.

Interest Rates

The Company uses interest rate swaps to manage its exposure to increasing interest rates. At December 31, 1996, the total notional principal amount of debt affected by these instruments was $117 million, with an unrecognized mark-to-market loss of $9 million. At December 31, 1995, the total notional principal amount of debt affected by these instruments was $85 million, with an unrecognized mark-to-market loss of $13 million. The Company's interest expense and weighted average borrowing rate were not materially impacted by interest rate hedging activity in 1996, 1995 or 1994.

Fair Value of Financial Instruments

The fair value of the Company's long- and short-term debt has been estimated using quoted market prices or current borrowing rates. At December 31, 1996, the fair value of total debt exceeded the carrying value by approximately one percent. The carrying value of all other financial instruments approximates fair value.

Sale of Receivables

The Company has sold to third parties, on a revolving basis, an undivided ownership interest in a designated pool of accounts receivable. In conjunction with the sale, the Company purchased an undivided ownership interest in MPRR's accounts receivable which it simultaneously sold. The Company continues to act as collection agent for all receivables in the pool. Collection risk on the pool of receivables is minimal. At December 31, 1996 and 1995, accounts receivable is presented net of the $402.9 million and $403.5 million, respectively, in proceeds generated from the receivables sold, including $137 million allocated to MPRR in both years.

5. Income Taxes

The Company is included in the consolidated income tax return of the Corporation. The consolidated income tax liability of the Corporation is allocated among the parent and its subsidiaries on the basis of their separate contributions to the consolidated income tax liability, with full benefit of tax losses and credits made available through consolidation by allocation to the individual companies generating such losses and credits.

Components of income tax expense (benefit) for the Company are as follows:

  (Millions of Dollars)                             1996     1995     1994
  Current                                         -------  -------  -------
   Federal . . . . . . . . . . . . . . . . . . . .  $133     $159     $165
   State . . . . . . . . . . . . . . . . . . . . .     5      (12)      24
                                                   -----    -----    -----
     Total current . . . . . . . . . . . . . . . .   138      147      189
                                                   -----    -----    -----
  Deferred
   Federal . . . . . . . . . . . . . . . . . . . .   207      144       78
   State . . . . . . . . . . . . . . . . . . . . .    13       22      (11)
                                                   -----    -----    -----
     Total deferred. . . . . . . . . . . . . . . .   220      166       67
                                                   -----    -----    -----
  Total  . . . . . . . . . . . . . . . . . . . . .  $358     $313     $256
                                                   =====    =====    =====

The tax effect of differences in the timing of revenues and expenses for tax and financial reporting purposes is as follows:

                                                        1996      1995
  (Millions of Dollars)                               -------   -------
  Net current deferred tax asset . . . . . . . . . .  $  (26)   $  (37)
                                                      ------    ------
  Excess tax over book depreciation. . . . . . . . .   2,712     2,569
  State taxes - net. . . . . . . . . . . . . . . . .     257       253
  Postretirement benefits. . . . . . . . . . . . . .     (50)      (56)
  Other. . . . . . . . . . . . . . . . . . . . . . .      23       (30)
                                                      ------    ------
  Net long-term deferred tax liability . . . . . . .   2,942     2,736
                                                      ------    ------

  Net deferred tax liability . . . . . . . . . . . .  $2,916    $2,699
                                                      ======    ======

A reconciliation between Federal statutory and effective tax rates is as follows:

                                                    1996     1995     1994
                                                   ------   ------   ------
  Statutory tax rate . . . . . . . . . . . .        35.0%    35.0%    35.0%
  State taxes - net  . . . . . . . . . . . .         1.2      0.9      1.2
  Other  . . . . . . . . . . . . . . . . . .        (0.6)    (0.9)    (0.2)
                                                   -----    -----    -----
    Effective tax rate . . . . . . . . . . .        35.6%    35.0%    36.0%
                                                   =====    =====    =====

  Payments of income taxes were $105 million in 1996, $154 million in 1995, and $176 million in 1994. The Company believes it has adequately provided for income taxes.

6.  Debt

Long-term debt at December 31, 1996 and 1995 is summarized below:

                                                        1996      1995
  (Millions of Dollars)                               -------   -------
  Equipment obligations, 5.57%
   to 15.375%, due through 2012. . . . . . . . . . .  $  781    $  679
  Capital leases, 6.15% to 20%,due through 2008. . .     287       222
  Other. . . . . . . . . . . . . . . . . . . . . . .      21        31
                                                      ------    ------
                                                       1,089       932
  Less: Debt due within one year . . . . . . . . . .      55        26
                                                      ------    ------
  Total debt due after one year. . . . . . . . . . .  $1,034    $  906
                                                      ======    ======

Maturities of long-term debt (in millions of dollars) for each year 1997 through 2001 are $55, $155, $56, $59 and $62, respectively.

Interest payments approximate gross interest expense. Substantially all railway equipment secures outstanding equipment obligations.

As described in Note 2 to the Financial Statements, on January 1, 1997, MPRR was merged with and into the Company. In connection with the Merger, the Company assumed all indebtedness of MPRR. Certain of MPRR's mortgage bonds contain terms which limit the payment of interest and impose sinking fund and other restrictions in the event all interest is not paid. All interest was paid on these mortgage bonds by MPRR in 1996, 1995 and 1994. Substantially all of the right of way and track of MPRR is subject to mortgage liens.

Certain of MPRR's debt agreements also impose dividend restrictions on the
Company (see Note 8).   At December 31, 1996, the amount of MPRR's retained
earnings available for dividends was $1.3 billion.

As a result of MPRR's acquisition of Missouri-Kansas-Texas Railroad Company ("MKT") in 1988, the Company is now the obligor under MKT's 5-1/2 percent Subordinated Income Debentures (the "Debentures"). Current interest on the Debentures must be paid only to the extent that there is available income remaining after allocation to a capital fund for the purpose of reimbursing the Company, as successor to MPRR, for certain capital expenditures. Unpaid interest accumulates to an amount not in excess of 16-1/2 percent of the principal amount of the Debentures and is paid only to the extent that there is available income remaining after payment of current interest.

Certain certificates constituting a charge on income (the "Certificates") issued by MKT have also been assumed by the Company. The Certificates do not bear interest and payments to a sinking fund for the Certificates are made only from available income, as defined in such Certificates. Available income must be applied to the capital fund, current and accumulated interest on the Debentures and a sinking fund for the Debentures before any payment is made to the sinking fund for the Certificates.

MPRR generated Available Income of $22.9 million in 1996. As a result, an interest payment on the Debentures of $1.5 million will be made in 1997 for 1996 interest. In addition, $7.7 million of available income will be applied to the capital fund, $5.2 million will be applied to the sinking funds for the Debentures and the Certificates, and $8.6 million will be accrued as dividends on the Company's Class A stock (See Note 8). Interest and sinking fund payments for 1996 will be made out of MPRR's Available Income only and in 1997 and thereafter will be made out of Available Income for the Company. Amounts payable to sinking funds may be covered by the cost of securities previously repurchased by the Company, MPRR or MKT. Amounts in the capital fund which are unused or unappropriated for the reimbursement of capital expenditures may not exceed $4.0 million at any time; and after the application of 1996 available income, there will be no unused or unappropriated capital fund balance.

7.  Lease Commitments

The Company leases certain locomotives, freight cars, computer equipment, and other property under long-term and contingent lease agreements.

Future minimum lease payments for capital and operating leases with initial or remaining noncancellable lease terms in excess of one year as of December 31, 1996 are as follows:
                                          Operating    Capital
  (Millions of Dollars)                     Leases     Leases
                                            -------    -------
  1997 . . . . . . . . . . . .              $  155       $ 48
  1998 . . . . . . . . . . . .                 146         46
  1999 . . . . . . . . . . . .                 139         46
  2000 . . . . . . . . . . . .                 125         46
  2001 . . . . . . . . . . . .                 107         46
  Later years  . . . . . . . .                 707        207
                                            ------      -----
   Total minimum lease
     payments  . . . . . . . .              $1,379        439
   Amount representing interest  . . . . . .              152
                                                        -----
   Present value of net minimum capital
     lease payments  . . . . . . . . . . . .             $287
                                                        -----
  A summary of rental expense charged to operations is as follows:

  (Millions of Dollars)                             1996     1995     1994
                                                   ------   ------   ------
  Minimum rentals under long-term
   operating leases. . . . . . . . . . . . . . .    $153     $105     $ 30
  Contingent rentals under operating
   leases (net):
     Transportation equipment. . . . . . . . . .     398      358      225
     Joint facility. . . . . . . . . . . . . . .      40       36       26
     Computer equipment. . . . . . . . . . . . .      11       12       12
                                                    ----     ----     ----
        Total. . . . . . . . . . . . . . . . . .    $602     $511     $293
                                                    ----     ----     ----

8.    Capital Stock

The Board of Directors of the Company has restricted the availability of retained earnings for payment of dividends by $131 million. This represents
(a) the amount by which the estimated fair value of the Company's investment in its nontransportation subsidiaries, as determined by the Board of Directors of the Company, exceeded the net book value of such investment which was trans-ferred to the Corporation by means of a dividend in June 1971 ($110 million) and
(b) the amount by which the fair market value exceeded the book value of certain investment securities which were transferred to the Corporation by means of a dividend in November 1972 ($21 million).

As a result of the Merger, the Company's capital structure consists of Class A Stock and Common Stock. The Class A Stock is entitled to a cash dividend whenever a dividend is declared on the Common Stock, in an amount which equals eight percent of the sum of the dividends on both the Class A Stock and the Common Stock. However, dividends may be declared and paid on the Class A Stock only when there is unappropriated Available Income in respect of prior calendar years which is sufficient to make a sinking fund payment equal to 25 percent of such dividend for the benefit of the Debentures or the Certificates (see
Note 6). To the extent that dividends are paid on the Common Stock but not the Class A Stock because the amount of unappropriated Available Income is insufficient to make such a sinking fund payment, a special cash dividend on the Class A Stock shall be paid when sufficient unappropriated Available Income exists to make the sinking fund payment. Such insufficiency does not affect the Company's right to declare dividends on the Common Stock. Dividends on the Class A Stock for 1996 will be based on MPRR's Available Income only, and in 1997 and thereafter will be based on Available Income for the Company. MPRR's Available Income for 1996 will be sufficient to provide for an $8.6 million special cash dividend on the Class A Stock to be paid in 1997 (see Note 6). After such payment, dividends in arrears on the Class A Stock (which includes arrears on MPRR Class A Stock accruing prior to the Merger) will total $40 million.

9.  Retirement Plans

The Company provides defined benefit pension plan benefits to eligible non-union employees through qualified and non-qualified (supplemental) pension plans, and to eligible union employees through a defined contribution multi-employer pension plan. In addition, retirement medical benefits and life insurance are provided for eligible non-union employees through an unfunded benefit plan and for eligible union employees through unfunded and multi-employer plans.

Pension Benefits

Qualified and non-qualified defined pension benefits for eligible non-union employees are based on years of service and the highest compensation during the latest years of employment. The qualified plan is funded based on the Projected Unit Credit actuarial funding method and is funded at not less than the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974, as amended. In addition, the Company's employees are covered by the Railroad Retirement System. Taxes paid by the Company to the System are expensed as incurred and amounted to approximately $200 million in both 1996 and 1995. The Company has settled a portion of the non-qualified unfunded supplemental plan's accumulated benefit obligation by purchasing annuities.

Pension cost for the Corporation's qualified and supplemental pension plans providing benefits to the Company's employees includes the following components:

     (Millions of Dollars)                          1996     1995     1994
                                                  -------   ------   ------
     Service cost - benefits earned
       during the period. . . . . . . . . . . .     $ 14     $ 14     $ 15
     Interest on projected benefit obligation .       56       58       53
     Return on assets:
        Actual (gain) loss  . . . . . . . . . .     (101)    (121)      10
        Deferred gain (loss)  . . . . . . . . .       49       73      (58)
     Net amortization costs . . . . . . . . . .        8       10       14
                                                   -----    -----    -----
     Charge to operations . . . . . . . . . . .     $ 26     $ 34     $ 34
                                                   -----    -----    -----

The projected benefit obligation was determined using a discount rate of 7.50 percent in 1996 and 7.25 percent in 1995. The estimated rate of salary increase approximated 5.50 percent in 1996 and 5.25 percent in 1995. The expected long-term rate of return on plan assets was 8.0 percent in both years. The change in assumptions will not significantly affect 1997 pension costs. In 1996 and 1995, approximately 37 percent and 32 percent, respectively, of the funded plan's assets were held in fixed-income and short-term securities, with the remainder in equity securities.

The funded status of the plans providing benefits to the Company's employees is as follows:
                                            Assets Exceed      Accumulated
                                             Accumulated      Benefits Exceed
                                              Benefits           Assets (a)
                                           ---------------   ---------------
   (Millions of Dollars)                    1996     1995     1996     1995
                                           ------   ------   ------   ------
   Plan assets at fair value . . . . . .    $855     $679     $ --     $ --
                                            ----     ----     ----     ----
   Actuarial present value of benefit
     obligations:
        Vested benefits. . . . . . . . .     610      575       37       34
        Non-vested benefits. . . . . . .      41       51        2        2
                                            ----     ----     ----     ----
   Accumulated benefit obligation. . . .     651      626       39       36
   Additional benefits based on estimated
     future salaries . . . . . . . . . .      80      140       11       22
                                            ----     ----     ----     ----
   Projected benefit obligation. . . . .     731      766       50       58
                                            ----     ----     ----     ----
   Plan assets (over) under projected
     benefit obligation. . . . . . . . .    (124)      87       50       58
   Unamortized net transition
     asset(obligation) . . . . . . . . .      13       (5)     (11)     (18)
   Unrecognized prior service cost . . .     (36)     (52)     (26)     (27)
   Unrecognized net gain (loss). . . . .     285      137      (16)     (25)
   Minimum liability . . . . . . . . . .      --       --       42       48
                                            ----     ----     ----     ----

   Pension liability . . . . . . . . . .    $138     $167     $ 39     $ 36
                                            ====     ====     ====     ====
   (a) Includes the Corporation's non-qualified supplemental plan providing benefits to the Company's employees.

Other Postretirement Benefits:

The Company also provides medical and life insurance on a cost sharing basis for qualifying non-union employees through the Corporation's plans.

Components of the postretirement health care and life insurance benefit expense for the Corporation's plans providing benefits to the Company's employees are as follows:

   (Millions of Dollars)                            1996     1995     1994
                                                   ------   ------   ------
   Service cost - benefits earned
     during the period. . . . . . . . . . .          $ 4      $ 4      $ 4
   Interest costs on accumulated
     benefit obligation . . . . . . . . . .           15       18       16
   Net amortization costs . . . . . . . . .           (4)      (7)      (7)
                                                     ---      ---      ---
   Charge to operations . . . . . . . . . .          $15      $15      $13
                                                     ===      ===      ===

The liability for postretirement benefit plans providing benefits to the Company's employees is as follows:

   (Millions of Dollars)                                1996      1995
                                                       ------    ------
   Accumulated postretirement benefit obligation:
       Retirees. . . . . . . . . . . . . . . . . . . .  $139      $173
       Fully eligible active employees . . . . . . . .    11        12
       Other active employees. . . . . . . . . . . . .    55        79
                                                        ----      ----
   Total accumulated postretirement benefit
       obligation  . . . . . . . . . . . . . . . . . .   205       264
   Unrecognized prior service gain . . . . . . . . . .    25        28
   Unrecognized net gain (loss). . . . . . . . . . . .    54       (12)
                                                        ----      ----
   Postretirement benefits liability . . . . . . . . .  $284      $280
                                                        ====      ====

The accumulated postretirement benefit obligation was determined using a discount rate of 7.50 percent in 1996 and 7.25 percent in 1995. This change in assumption will not significantly affect 1997 postretirement benefit costs. The health care cost trend rate is assumed to decrease gradually from 9.5 percent for 1997 to 5.0 percent for 2005 and all future years. If the assumed health care cost trend rate increases by one percentage point in each subsequent year, the aggregate of the service and interest cost components of annual postretirement benefit expense for all of the Corporation's plans would increase by $3 million and the accumulated postretirement benefit obligation for all of the Corporation's plans would rise by $31 million.

Agreement Retiree Benefit Plans

Certain of the Railroad's union retirees participate in multi-employer pension, medical and life insurance programs. The costs of these plans have been expensed as payments have been made.

10.  Contingent Liabilities

There are various lawsuits pending against the Company. In addition, the Company generates, transports, remediates and disposes of hazardous and non-hazardous waste in its current and former operations, and is subject to Federal, state and local environmental laws and regulations. The Company is currently participating in the investigation and remediation of numerous sites. Where the remediation costs can be reasonably determined, and where such remediation is probable, the Company has recorded a liability.

At December 31, 1996, the Company had accrued $74 million for estimated future environmental costs and believes it is reasonably possible that actual environmental costs could be lower than the recorded reserve or as much as 25 percent higher. The Company also periodically enters into financial and other commitments in connection with the operation of its business. The Company does not expect that the lawsuits, environmental costs, commitments or contingent liabilities will have a material adverse effect on its consolidated financial position or its results of operations.

11.  Other Income

Other income includes the following:

     (Millions of Dollars)                          1996     1995     1994
                                                   ------   ------   ------
     Rental income . . . . . . . . . . . . . .      $ 18     $  9     $ 10
     Net gain on property dispositions . . . .        44       71       60
     Interest income . . . . . . . . . . . . .       126      107       93
     Other - net . . . . . . . . . . . . . . .        14      (16)     (17)
                                                    ----     ----     ----
     Total . . . . . . . . . . . . . . . . . .      $202     $171     $146
                                                    ====     ====     ====

12.  Accounting Pronouncements

The Financial Accounting Standards Board issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which provides consistent standards for determining if transfers of financial assets are sales or secured borrowings and which revises the accounting rules for liabilities extinguished by an in-substance defeasance. This statement is effective for transfers of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is not expected to have any impact on the Company's operating results or financial condition.

The American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities," effective for 1997, which clarified the accounting for environmental remediation liabilities. Adoption is not expected to have a significant impact on the Company's operating results or financial condition.

13.  Supplemental Quarterly Financial Information (Unaudited)

Selected unaudited quarterly financial information for the Company for 1996 and 1995 are as follows:

                           First    Second     Third     Fourth       Total
                           -----    ------     -----     ------       -----
(Millions of Dollars)

Operating   1996          $1,081    $1,114    $1,119     $1,158      $4,472
Revenues:   1995             790       983     1,097      1,099       3,969

Operating   1996          $  191    $  259    $  288     $  317      $1,055
Income:     1995             157       191       259        246         853

Net Income: 1996          $  111    $  166    $  159     $  211      $  647
            1995             126       124       163        168         581

     UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

         MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

                           1996 COMPARED TO 1995
                           ---------------------

          On April 25, 1995, Union Pacific Corporation ("UPC") acquired the remaining 71.6 percent (31.5 million shares) of Chicago and North Western Transportation Company (CNW) not already owned by UPC. CNW's financial results were combined with Union Pacific Railroad Company (the "Company") effective
May 1, 1995. As a result, the Company's reported earnings for the year ended December 31, 1995 reflect the operating performance of the Company for the entire period and include CNW for the period May 1, 1995 to December 31, 1995.

          Therefore, the following discussion of 1996 operations includes comparisons to 1995 amounts, which include CNW's operating results for the period May 1, 1995 to December 31, 1995. The following discussion does not include the results of Missouri Pacific Railroad Company, which was merged with the Company on January 1, 1997.

          Net income increased $66 million (11%) to $647 million for 1996. Operating income similarly increased to $1.1 billion from $853 million in 1995. Operating revenues for the Company increased $503 million (13%) to $4.5 billion, the result of the addition of CNW volumes and base business growth. Carloadings grew 21% reflecting increases in industrial products (63%), agricultural products (44%), automotive (29%), chemicals (22%), energy (11%) and intermodal (6%).

          Operating expenses increased $301 million compared to 1995 to $3.4 billion. Salaries, wages and employee benefits increased $142 million in 1996 due to the addition of a full year of CNW expenses, higher traffic volumes, and inflation in wages and fringe benefits. Depreciation expense increased $41 million because of continued capital spending programs for track and roadway and the addition of CNW expenses. Equipment and other rents increased $44 million due to increased volumes and additional CNW expenses. Fuel and utilities costs increased $89 million, the result of increased volumes and a 13% increase in fuel prices. Material and supplies expense increased $46 million due to the addition of a total year of CNW operations and base volume growth. Other costs decreased $61 million relating primarily to increased credits related to repairs of other railroads' freight cars, more efficient maintenance practices and the refund of premiums associated with the liquidation of the Company's investment in a captive insurance company.

          Other income increased $31 million driven by increased real estate rental activity and interest income associated with intercompany advances. Interest expense increased $122 million primarily driven by acquisition-related financings and a full year of interest on CNW debt. Income taxes increased $45 million reflecting higher operating and other income.

Other Matters

Flood Costs: In January 1997, a continuation of record snowfalls followed by heavy rains in Northern California and the Pacific Northwest caused flooding and mudslides in these regions, resulting in track closings and washouts on the Company's Feather River Canyon route. Although damage estimates are significant, the Company expects that a substantial portion of these costs will be recovered through insurance settlements. The Company has avoided any significant impact on its service by rerouting trains to its or SP's unaffected lines.

Year 2000 Costs: In 1995, the Company began modifying its computer system programming to process transactions in the year 2000. Anticipated spending for this modification will be expensed as incurred and is not expected to have a significant impact on the Company's ongoing results of operations.

Cautionary Information
Certain information included in this report contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain or will contain, forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Such forward-looking information may include, without limitation, statements that the Company does not expect that lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition, results of operations or liquidity and other similar expressions concerning matters that are not historical facts, and projections as to the Company's financial results.
Such forward-looking information is or will be based on information available at that time and is or will be subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Important factors that could cause such differences include but are not limited to industry competition and regulatory developments, natural events such as floods and earthquakes, the effects of adverse general economic conditions, fuel prices and the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation.

                                EXHIBIT INDEX
                                -------------

Exhibit Number
--------------

    2(a) Agreement and Plan of Merger, dated as of November 21, 1996, between Union Pacific Railroad Company (the "Company") and Missouri Pacific Railroad Company ("MPRR"), incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated January 16, 1997.

    2(b) Amended and Restated Agreement and Plan of Merger, dated as of July 12, 1996, among Union Pacific Corporation ("UPC"), the Company, Southern Pacific Rail Corporation ("SP"), UP Holding Company, Inc. ("UP Holding") and Union Pacific Merger Co. ("UP Merger"), is incorporated herein by reference to Annex B to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

    3(a) Amended and Restated Articles of Incorporation of the Company, effective as of January 1, 1997, incorporated by reference to
              Exhibit 3.1 to the Company's Current Report on Form 8-K dated January 16, 1997.

    3(b) By-Laws of the Company, as amended effective as of November 21, 1996, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated January 16, 1997.

    4 Pursuant to various indentures and other agreements, the Company has issued long-term debt; however, no such agreement has securities or obligations covered thereby which exceed 10% of the Company's total consolidated assets. The Company agrees to furnish the Commission with a copy of any such indenture or agreement upon request by the Commission.

    9 Voting Trust Agreement, dated as of August 3, 1995, among UPC, UP Acquisition Corporation and Southwest Bank of St. Louis, is incorporated herein by reference to Annex K to the Joint Proxy Statement/Prospectus included in UPC's Registration Statement on Form S-4 (No. 33-64707).

    10(a) Amended and Restated Anschutz Shareholders Agreement, dated as of July 12, 1996, among UPC, the Company, The Anschutz Corporation ("TAC"), Anschutz Foundation (the "Foundation"), and Mr. Philip F. Anschutz ("Mr. Anschutz"), is incorporated herein by reference to Annex D to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

    10(b) Amended and Restated MSLEF Shareholder Agreement, dated as of July 12, 1996, between UPC and The Morgan Stanley Leveraged Equity Fund II, L.P., is incorporated herein by reference to Annex E to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

    10(c) Amended and Restated Parent Shareholders Agreement, dated as of July 12, 1996, among UPC, UP Merger and SP is incorporated herein by reference to Annex F to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

    10(d) Amended and Restated Anschutz/Spinco Shareholders Agreement, dated as of July 12, 1996, among Union Pacific Resources Group Inc. ("Resources"), TAC, the Foundation and Mr. Anschutz is incorporated herein by reference to Annex G to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

    10(e) Amended and Restated Registration Rights Agreement, dated as of July 12, 1996, among UPC, TAC, and the Foundation is incorporated herein by reference to Annex H to the Joint Proxy
              Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

    10(f) Amended and Restated Registration Rights Agreement, dated as of July 12, 1996, among Resources, TAC, and the Foundation is incorporated herein by reference to Annex I to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

    10(g) Amended and Restated Registration Rights Agreement, dated as of July 12, 1996, among UPC, UP Holding, UP Merger and SP is incorporated herein by reference to Annex J to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC's Registration Statement on Form S-4 (No. 33-64707).

    10(h) Agreement, dated September 25, 1995, among UPC, the Company, MPRR and SP, Southern Pacific Transportation Company (SPT), The Denver & Rio Grande Western Railroad Company (D&RGW), St. Louis Southwestern Railway Company (SLSRC) and SPCSL Corp. (SPCSL), on the one hand, and Burlington Northern Railroad Company (BN) and the Atchison, Topeka and Santa Fe Railway Company (Santa Fe), on the other hand, is incorporated by reference to Exhibit 10.11 to UPC's Registration Statement on Form S-4 (No. 33-64707).

    10(i) Supplemental Agreement, dated November 18, 1995, between UPC, the Company, MPRR and SP, SPT, D&RGW, SLSRC and SPCSL, on the one hand, and BN and Santa Fe, on the other hand, is incorporated by reference to Exhibit 10.12 to UPC's Registration Statement on Form S-4 (No. 33-64707).

    24        Powers of attorney executed by the directors of the Company.

    27        Financial Data Schedule.

    99 Unaudited Pro Forma Combined Financial Statements of the Company and MPRR.