Form 10-Q
period 1997-03-31
UNION PACIFIC RAILROAD CO
filed 1997-05-13
CIK 100889

       COVER

       COVER
                              FORM 10-Q

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549-1004

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

For the transition period from__________________________ to ___________________

                  Commission file number 1-01324

                  UNION PACIFIC RAILROAD COMPANY
      (Exact name of Registrant as specified in its charter)

             UTAH                                 13-6400825
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)               Identification No.)

                1416 DODGE STREET, OMAHA, NEBRASKA
             (Address of principal executive offices)

                              68179
                            (Zip Code)

                          (402) 271-5000
       (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X        NO
   _______       ________

     As of April 30, 1997, the Registrant had outstanding 54,910,568 shares of Common Stock, $10 par value, and 4,774,832 shares of Class A Stock, $10 par value.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

       INDEX

                  UNION PACIFIC RAILROAD COMPANY
                              INDEX


                  PART I.  FINANCIAL INFORMATION



                                                           Page Number


ITEM 1:   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

          CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION -
             At March 31, 1997 and December 31, 1996. . . . . . . . .  1

          CONDENSED STATEMENT OF CONSOLIDATED INCOME AND
             RETAINED EARNINGS - For the Three Months Ended
             March 31, 1997 and 1996. . . . . . . . . . . . . . . . .  3

          CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS - For
              the Three Months Ended March 31, 1997 and 1996. . . . .  4

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS. . . .  5

          MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF
             OPERATIONS . . . . . . . . . . . . . . . . . . . . . . .  9




                   PART II.  OTHER INFORMATION


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . .  11

SIGNATURES . . . . . . . . . . . . . . .  . . . . . . . . . . . . . .  12

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

      CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
      ------------------------------------------------------
                      (Millions of Dollars)
                           (Unaudited)


                                              March 31,      December 31,
ASSETS                                           1997           1996
------                                       ----------      -----------
Current Assets:
  Cash and temporary investments . . . . . . .  $    47          $    85
  Accounts receivable - net. . . . . . . . . .      380              230
  Due from affiliated companies - net. . . . .    1,110            1,109
  Materials and supplies . . . . . . . . . . .      250              214
  Other current assets.. . . . . . . . . . . .      210              158
                                                -------          -------
     Total Current Assets. . . . . . . . . . .    1,997            1,796
                                                -------          -------

Investments:
  Investments in and advances to
     affiliated companies. . . . . . . . . . .      389              379
  Other investments. . . . . . . . . . . . . .      132              137
                                                -------          -------
     Total Investments . . . . . . . . . . . .      521              516
                                                -------          -------
Properties:
  Road . . . . . . . . . . . . . . . . . . . .   13,608           13,484
  Equipment. . . . . . . . . . . . . . . . . .    5,507            5,372
  Other. . . . . . . . . . . . . . . . . . . .       55               87
                                                -------          -------
     Total Properties. . . . . . . . . . . . .   19,170           18,943

    Accumulated depreciation and
     amortization. . . . . . . . . . . . . . .   (4,835)          (4,740)
                                                -------          -------
     Properties - Net. . . . . . . . . . . . .   14,335           14,203
                                                -------          -------
Intangible and Other Assets. . . . . . . . . .      109               85
                                                -------          -------

  Total  Assets. . . . . . . . . . . . . . . .  $16,962          $16,600
                                                =======          =======


   UNION  PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

         CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                         (Millions of Dollars)
                              (Unaudited)


                                               March 31,      December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY             1997            1996
------------------------------------           ---------      -----------
Current Liabilities:
  Accounts payable . . . . . . . . . . . . .  $   356          $   335
  Accrued wages and vacation . . . . . . . .      251              250
  Income and other taxes payable . . . . . .      236              222
  Casualty and other reserves. . . . . . . .      200              206
  Debt due within one year . . . . . . . . .      108               71
  Interest payable . . . . . . . . . . . . .       44               38
  Other current liabilities. . . . . . . . .      247              248
                                              -------          -------
     Total Current Liabilities . . . . . . .    1,442            1,370
                                              -------          -------

Debt Due After One Year. . . . . . . . . . .    1,191            1,230
                                              -------          -------
Deferred Income Taxes  . . . . . . . . . . .    4,285            4,197
                                              -------          -------
Due to UPC - Long-Term . . . . . . . . . . .    3,099            3,034
                                              -------          -------
Retiree Benefits Obligation. . . . . . . . .      471              472
                                              -------          -------
Other Liabilities (Note 5) . . . . . . . . .      764              672
                                              -------          -------

Stockholders' Equity:
  Common stock - $10.00 par value;
     920,000,000 shares authorized
     and 54,910,568 outstanding in
     1997 and 1996 . . . . . . . . . . . . .      549              549
  Class A stock - $10.00 par value;
     8,000,000 shares authorized and
     4,774,832 outstanding . . . . . . . . .       48               48
  Capital surplus. . . . . . . . . . . . . .    1,885            1,885
  Retained earnings. . . . . . . . . . . . .    3,228            3,143
                                              -------          -------
    Total Stockholders' Equity . . . . . . .    5,710            5,625
                                              -------          -------
     Total Liabilities and
       Stockholders' Equity. . . . . . . . .  $16,962          $16,600
                                              =======          =======


    UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

     CONDENSED STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS
              For The Three Months Ended March 31, 1997 and 1996
                           (Millions of Dollars)
                                (Unaudited)


                                                 1997             1996
                                               -------          -------
Operating Revenues . . . . . . . . . . .       $1,794           $1,667
                                               ------           ------
Operating Expenses:
  Salaries, wages and employee
    benefits . . . . . . . . . . . . . .          556              571
  Equipment and other rents. . . . . . .          215              196
  Fuel and utilities  (Note 3) . . . . .          182              147
  Depreciation and amortization. . . . .          163              153
  Materials and supplies . . . . . . . .           99              104
  Other costs. . . . . . . . . . . . . .          235              204
                                               ------           ------

     Total . . . . . . . . . . . . . . .        1,450            1,375
                                               ------           ------
Operating Income . . . . . . . . . . . .          344              292
Other Income - Net . . . . . . . . . . .           45               33
Interest Expense (Note 3). . . . . . . .          (92)             (98)
                                               ------           ------
Income Before Income Taxes . . . . . . .          297              227
Income Taxes (Note 4). . . . . . . . . .          107               61
                                               ------           ------
     Net Income  . . . . . . . . . . . .       $  190           $  166
                                               ======           ======
Retained Earnings:
  Beginning of period. . . . . . . . . .        3,143            4,171
  Net income . . . . . . . . . . . . . .          190              166
  Dividends to parent. . . . . . . . . .         (105)             (96)
                                               ------           ------
     End of Period . . . . . . . . . . .       $3,228           $4,241
                                               ======           ======

Ratio of Earnings to Fixed
   Charges (Note 7). . . . . . . . . . .          3.3              2.7



      UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

                CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
              For the Three Months Ended March 31, 1997 and 1996
                             (Millions of Dollars)
                            (Unaudited)


                                             1997           1996
                                            ------         ------
Cash from Operations:

  Net Income . . . . . . . . . . . . . .    $ 190          $ 166

  Non-Cash Charges to Income:
     Depreciation and amortization . . .      163            153
     Deferred income taxes . . . . . . .       47              2
     Other - net . . . . . . . . . . . .       39             74
  Changes in Current Assets and
    Liabilities. . . . . . . . . . . . .     (167)            39
                                            -----          -----

     Cash from Operations. . . . . . . .      272            434
                                            -----          -----
Investing Activities:

  Capital Investments. . . . . . . . . .     (309)          (256)
  Other - Net. . . . . . . . . . . . . .       42            (49)
                                            -----          -----
   Cash Used in Investing Activities . .     (267)          (305)
                                            -----          -----
Financing Activities:

  Debt Repaid  . . . . . . . . . . . . .      (80)          (143)
  Financings   . . . . . . . . . . . . .       78             --
  Dividends Paid to Parent . . . . . . .     (105)           (96)
  Advances from Affiliated
   Companies - Net. . . . . .. . . . . .       64            116
                                            -----          -----

     Cash Used in Financing Activities .      (43)          (123)
                                            -----          -----

     Net Change in Cash and Temporary
       Investments . . . . . . . . . . .    $ (38)         $   6
                                            =====          =====

      UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)


1. RESPONSIBILITIES FOR FINANCIAL STATEMENTS: The condensed consolidated financial statements of Union Pacific Railroad Company (the Company) are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, and the unaudited pro forma combined financial statements and notes thereto, both contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results for the year ending December 31, 1997.

2.   ACQUISITIONS AND REORGANIZATION
     Missouri Pacific Railroad Company ("MPRR"): On January 1, 1997, MPRR was merged with and into the Company (the "Merger"), with the Company continuing as the surviving corporation. Immediately prior to the Merger, MPRR was a wholly-owned, direct subsidiary of Union Pacific Corporation (the "Corporation") and the Company was at that time and currently is a wholly-owned, indirect subsidiary of the Corporation.
     As a result of the Merger, all of the outstanding capital shares of MPRR, which consisted of 920 shares of MPRR Common Stock and 80 shares of MPRR Class A Stock, were converted into 19,152,560 shares of the Company's Common Stock and 1,665,440 shares of the Company's Class A Stock, respectively. In addition, in connection with the Merger, the 38,867,393 shares of the Company's Common Stock outstanding immediately prior to the Merger were converted into 35,758,008 shares of the Company's Common Stock and 3,109,392 shares of the Company's Class
     A Stock.

     The Merger has been accounted for in a manner similar to a pooling-of-interests combination of entities under common control. As a result of the Merger, the Company's and MPRR's statements of financial position as of January 1, 1997 were combined, with an increase in Common Stock, Class A Stock, capital surplus and retained earnings of $160 million, $48 million, $811 million and $748 million, respectively.

     The Condensed Statement of Consolidated Income and the Condensed Statement of Consolidated Cash Flows for the three-months ended March 31, 1996 present the Company's results of operations and cash flows for such period as if the Merger had occurred on January 1, 1996. The Condensed Statement of Consolidated Financial Position as of December 31, 1996 presents the Company's financial position as of such date as though the Merger had occurred on December 31, 1996.

     Southern Pacific Rail Corporation ("Southern Pacific" or "SP"): In September 1996, the Corporation consummated the acquisition of Southern Pacific by acquiring the remaining 75% of Southern Pacific common shares not previously owned by the Corporation for a combination of cash and the Corporation's common stock.

     The business combination with Southern Pacific has been accounted for as a purchase by the Corporation; however, SP's results are not currently included in the Company's results. The rail operations of Southern Pacific will be combined with the Company's rail operations in 1997 and 1998. The Company and SP operate as a unified rail system which is hereafter referred to as the "Railroad."

     In connection with the integration of the Company's and Southern Pacific's rail operations, the Company expects to incur approximately $250 million in acquisition-related costs for severing or relocating its employees and disposing of its facilities. Results for the quarter ended March 31, 1997 include $6 million in acquisition-related severance and relocation costs. The Company anticipates charging the remaining acquisition-related payments for its employees and facilities to operating expense in 1997 through 1999 as definitive plans are refined and communicated, relocation and other costs are incurred, and labor negotiations are completed.

     The estimated costs for severance, relocation and facility closings are subject to refinement as more information becomes available and the Company's management finalizes merger implementation plans. As a result, the estimated integration costs could change. However, any revision required is not expected to be material to the Company's financial position or ongoing results of operations.

3.   FINANCIAL INSTRUMENTS:
     Risk Management: The Company uses derivative financial instruments in limited instances for other than trading purposes to manage risk as it relates to fuel prices and interest rates. Where the Company has fixed interest rates or fuel prices through the use of swaps, futures or forward contracts, the Company has mitigated the downside risk of adverse price and rate movements; however, it has also limited future gains from favorable movements.

     The Company addresses market risk related to these instruments by selecting instruments whose value fluctuations highly correlate with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring minimum credit standards for counterparties and monthly settlements. The total risk associated with the Company's counterparties was $1 million at March 31, 1997. The Company has not been required to provide, nor has it received, any significant amount of collateral relating to its hedging activity.

     The fair market values of the Company's derivative financial instrument positions were determined based upon current fair market values as quoted by recognized dealers, or developed based on the present value of expected future cash flows discounted at the applicable zero coupon U.S. treasury rate and swap spread.

     Fuel: Over the past three years, fuel costs approximated 10% of the Company's total operating expenses. As a result of the significance of the fuel costs and the historical volatility of fuel prices, the Company, as a participant in the Railroad's fuel hedging program, periodically uses swaps, futures and forward contracts to mitigate the impact of fuel price volatility. The intent of this program is to protect the Company's operating margins and overall profitability from adverse fuel price changes.

     At March 31, 1997, the Company, as a participant in the Railroad's fuel hedging program, had hedged 12% of its estimated remaining 1997 fuel consumption at $0.53 per gallon on a Gulf Coast basis and had outstanding swap agreements covering its fuel purchases of $73 million, with gross and net asset positions of $1 million. Fuel hedging had no impact on the Company's first quarter 1997 fuel expense and lowered the Company's first quarter 1996 fuel costs by $4 million.

     Interest Rates: The Company controls its overall risk to fluctuations in interest rates by managing the proportion of fixed and floating rate debt instruments within its debt portfolio over a given period. Derivatives are used in limited circumstances as one of the tools to obtain the targeted mix. The mix of fixed and floating rate debt is largely managed through the issuance of targeted amounts of such debt as debt maturities occur or as incremental borrowings are required. The Company also obtains additional flexibility in managing interest cost and the interest rate mix within its debt portfolio by issuing callable fixed rate debt securities.

     At March 31, 1997, the Company had outstanding interest rate swaps on $76 million of notional principal amount of debt (6% of the total debt portfolio, excluding obligations to the Corporation) with gross and net liability positions of $6 million. These contracts mature over the next one to eight years. Interest rate hedging activity increased interest expense in both the first quarter of 1997 and 1996 by less than $1 million.

4. INCOME TAXES: In the first quarter of 1996, the Company reached a settlement with the Appeals Office of the Internal Revenue Service for tax years 1978 through 1982. The settlement resulted in a tax refund of $20 million.

5. CONTINGENCIES: There are various lawsuits pending against the Company. The Company is also subject to Federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites. Where the remediation costs can be reasonably determined, and where such remediation is probable, the Company has recorded a liability. The Company does not expect that the lawsuits or environmental costs will have a material adverse effect on its consolidated financial position or its results of operations.

6. ACCOUNTING PRONOUNCEMENTS: The Financial Accounting Standards Board (FASB) issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which provides consistent standards for determining if transfers of financial assets are sales or secured borrowings and which revises the accounting rules for liabilities extinguished by an in-substance defeasance. The Company adopted Statement No. 125 on January 1, 1997 with no impact on the its operating results or financial condition.

     The American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities," effective for 1997, which clarifies the accounting for environmental remediation liabilities. Adoption of this Statement of Position had no significant impact on the Company's operating results or financial condition.

7. RATIO OF EARNINGS TO FIXED CHARGES: The ratio of earnings to fixed charges has been computed on a total enterprise basis. Earnings represent income from continuing operations less equity in undistributed earnings of unconsolidated affiliates, plus income taxes and fixed charges. Fixed charges represent interest, amortization of debt discount and expense, and the estimated interest portion of rental charges.

     UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

        MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

        Three Months Ended March 31, 1997 Compared to March 31, 1996
        ------------------------------------------------------------

On January 1, 1997, Missouri Pacific Railroad Company ("MPRR") was merged with and into Union Pacific Railroad Company (the "Company"), with the Company continuing as the surviving corporation (the "Merger"). The Merger has been accounted for in a manner similar to a pooling-of-interests combination of entities under common control (see Note 2 to the Condensed Consolidated Financial Statements). As a result of the Merger, the Company's results of operations for the three-months ended March 31, 1996 have been combined with MPRR's results of operations as though the Merger had occurred on January 1, 1996. The following narrative analysis of the Company's results of operations compares actual financial information for the Company for the three-months ended March 31, 1997 with financial information for the Company and MPRR on a combined basis for the three months ended March 31, 1996.

Net income increased $24 million (14%) to $190 million for 1997. Operating income increased to $344 million in 1997 from $292 million in 1996. Operating revenues for the Company increased $127 million (8%) to $1.79 billion, the result of base business growth. Total carloadings grew 5% reflecting increased agricultural products (1%), automotive (5%), chemicals (3%), energy (12%) and intermodal (9%) traffic, partially offset by decreased industrial products (7%) volumes.

Operating expenses increased $75 million compared to 1996 to $1.45 billion. Fuel and utilities costs increased $35 million, the result of increased volumes and a 21% increase in fuel prices. Equipment and other rents increased $19 million and other costs advanced $31 million due to increased volumes. Salaries, wages and employee benefits decreased $15 million due primarily to workforce consolidation and improved crew management. Depreciation expense increased $10 million because of continued capital spending programs for track and roadway. Materials and supplies expense decreased $5 million reflecting improved inventory management.

Other income increased $12 million, primarily reflecting the Escanaba line sale and increased rental activity, partially offset by reduced intercompany interest income. Interest expense decreased $6 million, the result of debt refinancing activities. Income taxes increased $46 million, reflecting higher operating and other income and the absence of a 1996 tax settlement (see Note
4 to the Condensed Consolidated Financial Statements).

Cautionary Information
----------------------
Certain information included in this report contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain or will contain, forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Such forward-looking information may include, without limitation, statements that the Company does not expect that lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or other matters will have a material adverse effect on its consolidated financial condition, results of operations or liquidity and other similar expressions concerning matters that are not historical facts, and projections as to the Company's financial results. Such forward-looking information is or will be based on information available at that time and is or will be subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Important factors that could cause such differences include but are not limited to industry competition and regulatory developments, natural events such as floods and earthquakes, the effects of adverse general economic conditions, fuel prices and the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation.

PART II.  OTHER INFORMATION
          -----------------

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------
        (a)  Exhibits
             --------
            12 - Ratio of Earnings to Fixed Charges

            27 - Financial Data Schedule.

        (b) Reports on Form 8-K
            -------------------
            On January 16, 1997, the Company filed a Current Report on Form 8-K as a result of the merger of MPRR into the Company, and in that Report indicated its intent to file the historic and pro forma financial statements required by Form 8-K by amendment on or prior to March 17, 1997. The historic financial information set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 in response to Item 14(a)(1) and (2) and the pro forma financial information set forth in Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 are substantially the same as the information required by Form 8-K. Therefore, pursuant to General Instruction
            B.3 of Form 8-K, the Company was not required to file any further information by amendment to its January 16, 1997 Form 8-K Report.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 12th day of May, 1997.




                               UNION PACIFIC RAILROAD COMPANY



                               By /s/ James R. Young
                                  ----------------------------
                                  James R. Young
                                  Vice President-Finance





                               By /s/ Joseph E. O'Connor, Jr.
                                  ----------------------------
                                  Joseph E. O'Connor, Jr.
                                  Chief Accounting Officer

         UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

                                EXHIBIT INDEX



Exhibit No.                     Description
-----------                     -----------


 12                Computation of Ratio of Earnings to
                   Fixed Charges

 27                Financial Data Schedule