Form 10-Q
period 1997-06-30
UNION PACIFIC RAILROAD CO
filed 1997-08-15
CIK 100889

<COVER PAGE>

                            FORM 10-Q

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549-1004

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

For the transition period from_____________________ to ___________________

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

YES   X     NO
   _______     _______


    As of July 31, 1997, the Registrant had outstanding 58,135,812 shares of Common Stock, $10 par value, and 5,055,288 shares of Class A Stock, $10 par value.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

<INDEX PAGE>

                  UNION PACIFIC RAILROAD COMPANY
                              INDEX


                  PART I.  FINANCIAL INFORMATION



                                                                 Page Number
                                                                 -----------

ITEM 1:   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

       CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION -
          At June 30, 1997 and December 31, 1996 . . . . . . . . .    1-2

       CONDENSED STATEMENT OF CONSOLIDATED INCOME AND
          RETAINED EARNINGS - For the Three Months and Six Months
          Ended June 30, 1997 and 1996 . . . . . . . . . . . . . .     3

       CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS - For
           the Six Months Ended June 30, 1997 and 1996 . . . . . .     4

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS. . . .    5-8

       MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF
          OPERATIONS . . . . . . . . . . . . . . . . . . . . . . .    9-10




                   PART II.  OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . .     11

ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER'S MATTERS. . . . . . . . . . . . . .    11-12

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . .      12

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13

<PAGE 1>

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

      CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                      (Millions of Dollars)
                           (Unaudited)


                                                 June 30,     December 31,
ASSETS (Note 2)                                    1997           1996
                                                 --------     ------------
Current Assets:
  Cash and temporary investments . . . . . .      $    87          $    85
  Accounts receivable - net. . . . . . . . .          568              258
  Due from affiliated companies - net. . . .          964            1,313
  Materials and supplies . . . . . . . . . .          254              228
  Other current assets.. . . . . . . . . . .          222              162
                                                  -------          -------
Total Current Assets . . . . . . . . . . . .        2,095            2,046
                                                  -------          -------
Investments:
  Investments in and advances to
     affiliated companies. . . . . . . . . .          397              379
  Other investments. . . . . . . . . . . . .          132              139
                                                  -------          -------
     Total Investments . . . . . . . . . . .          529              518
                                                  -------          -------
Properties:
  Road . . . . . . . . . . . . . . . . . . .       14,465           14,142
  Equipment. . . . . . . . . . . . . . . . .        5,704            5,418
  Other. . . . . . . . . . . . . . . . . . .           74               77
                                                  -------          -------
     Total Properties. . . . . . . . . . . .       20,243           19,637
                                                  -------          -------
    Accumulated depreciation and
     amortization. . . . . . . . . . . . . .       (4,908)          (4,742)
                                                  -------          -------
     Properties - Net. . . . . . . . . . . .       15,335           14,895
                                                  -------          -------
Intangible and Other Assets. . . . . . . . .          322              140
                                                  -------          -------
Total  Assets. . . . . . . . . . . . . . . .      $18,281          $17,599
                                                  =======          =======
<PAGE 2>

UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

      CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
    (Millions of Dollars, Except Share and Per Share Amounts)
                           (Unaudited)


                                              June 30,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY           1997            1996
                                              -------      -----------

Current Liabilities:
  Accounts payable . . . . . . . .. . . . ..  $   455         $   393
  Accrued wages and vacation . . . . . . . .      345             268
  Income and other taxes payable . . . . . .      165             176
  Casualty and other reserves. . . . . . . .      218             230
  Debt due within one year . . . . . . . . .      166              74
  Interest payable . . . . . . . . . . . . .       34              40
  Other current liabilities. . . . . . . . .      328             273
                                              -------         -------
     Total Current Liabilities . . . . . . .    1,711           1,454
                                              -------         -------

Debt Due After One Year. . . . . . . . . . .    1,225           1,280
                                              -------         -------
Deferred Income Taxes  . . . . . . . . . . .    4,416           4,332
                                              -------         -------
Due to UPC - Long-Term . . . . . . . . . . .    3,218           3,086
                                              -------         -------
Retiree Benefits Obligation  . . . . . . . .      476             472
                                              -------         -------
Other Long-Term Liabilities (Note 5) . . . .    1,050             985
                                              -------         -------

Stockholders' Equity:
  Common stock - $10.00 par value;
     920,000,000 shares authorized
     and 58,135,812 outstanding in
     both 1997 and 1996. . . . . . . . . . .      581             581
  Class A stock - $10.00 par value;
     8,000,000 shares authorized and
     5,055,288 outstanding in both
     1997 and 1996 . . . . . . . . . . . . .       51              51
  Capital surplus. . . . . . . . . . . . . .    2,245           2,245
  Retained earnings. . . . . . . . . . . . .    3,308           3,113
                                              -------         -------
    Total Stockholder's Equity . . . . . . .    6,185           5,990
                                              -------         -------
     Total Liabilities and
       Stockholder's Equity. . . . . . . . .  $18,281         $17,599
                                              =======         =======
<PAGE 3>

          UNION PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

     CONDENSED STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS For The Three Months and Six Months Ended June 30, 1997 and 1996

                           (Millions of Dollars)
                                (Unaudited)

                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                         1997    1996         1997     1996
                                         ----    ----         ----     ----

Operating Revenues                     $1,921  $1,734       $3,843   $3,402
                                       ------  ------       ------   ------
Operating Expenses:
  Salaries, wages and
     employee benefits . . . . . .        612     548        1,212    1,120
  Equipment and other rents. . . .        227     181          462      377
  Fuel and utilities (Note 3). . .        187     164          388      311
  Depreciation and amortization. .        174     155          345      308
  Materials and supplies . . . . .         94      96          201      200
  Other costs. . . . . . . . . . .        228     183          481      387
                                       ------  ------       ------   ------
     Total . . . . . . . . . . . .      1,522   1,327        3,089    2,703
                                       ------  ------       ------   ------

Operating Income . . . . . . . . .        399     407          754      699
Other Income - Net . . . . . . . .         21      48           69       81
Interest Expense (Note 3). . . . .        (97)    (97)        (191)    (195)
                                       ------  ------       ------   ------

Income Before Income Taxes . . . .        323     358          632      585
Income Taxes (Note 4). . . . . . .       (116)   (123)        (227)    (184)
                                       ------  ------       ------   ------
     Net Income  . . . . . . . . .     $  207  $  235       $  405   $  401
                                       ======  ======       ======   ======
Retained Earnings:
  Beginning of period. . . . . . .     $3,206  $4,208       $3,113   $4,139
  Net income . . . . . . . . . . .        207     235          405      401
  Dividends to parent. . . . . . .       (105) (1,681)        (210)  (1,778)
                                       ------  ------       ------   ------
  End of Period. . . . . . . . . .     $3,308  $2,762       $3,308   $2,762
                                       ======  ======       ======   ======
<PAGE 4>

UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

          CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
         For the Six Months Ended June 30, 1997 and 1996
                      (Millions of Dollars)
                           (Unaudited)


                                                 1997           1996
                                                 ----           ----
Cash from Operations:

  Net Income . . . . . . . . . . . . . .         $405           $401

  Non-Cash Charges to Income:
     Depreciation and amortization . . .          345            308
     Deferred income taxes . . . . . . .           39             33
     Other - net . . . . . . . . . . . .         (233)           (82)
  Changes in Current Assets and
    Liabilities. . . . . . . . . . . . .         (139)            67
                                                 ----           ----
     Cash from Operations. . . . . . . .          417            727
                                                 ----           ----
Investing Activities:

  Capital Investments. . . . . . . . . .         (770)          (488)
  Other - Net. . . . . . . . . . . . . .           47             60
                                                 ----           ----
     Cash Used in Investing Activities .         (723)          (428)
                                                 ----           ----
Equity and Financing Activities:

  Debt Repaid  . . . . . . . . . . . . .         (115)          (257)
  Financings   . . . . . . . . . . . . .          152            254
  Cash Dividends Paid to Parent. . . . .         (210)          (193)
  Advances from Affiliated Companies - Net        481            (78)
                                                 ----           ----
     Cash Provided by (Used in) Equity and
       Financing Activities .. . . . . . .        308           (274)
                                                 ----           ----

     Net Change in Cash and Temporary
       Investments . . . . . . . . . . . . .     $  2           $ 25
                                                 ====           ====

<PAGE 5>

UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (Unaudited)

1. RESPONSIBILITIES FOR FINANCIAL STATEMENTS: The condensed consolidated financial statements of Union Pacific Railroad Company (the Company) are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, and the unaudited pro forma combined financial statements and notes thereto, both contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the six months and three months ended June 30, 1997 are not necessarily indicative of the results for the year ending December 31, 1997.

2.   ACQUISITIONS AND REORGANIZATION
     Missouri Pacific Railroad Company (MPRR): On January 1, 1997, MPRR was merged with and into the Company (the Merger), with the Company continuing as the surviving entity. Immediately prior to the Merger, MPRR was a wholly-owned, direct subsidiary of Union Pacific Corporation
     (the Corporation) and the Company was at that time and currently is a wholly-owned, indirect subsidiary of the Corporation. As a result of the Merger, all of the outstanding capital shares of MPRR, which consisted of 920 shares of MPRR Common Stock and 80 shares of MPRR
     Class A Stock, were converted into 19,152,560 shares of the Company's Common Stock and 1,665,440 shares of the Company's Class A Stock, respectively. In addition, in connection with the Merger, the 38,867,393 shares of the Company's Common Stock outstanding immediately prior to the Merger were converted into 35,758,008 shares of the Company's Common Stock and 3,109,392 shares of the Company's
     Class A Stock.

     The Denver and Rio Grande Western Railroad Company (DRGW) and
     SPCSL Corp. (SPCSL): On June 30, 1997, DRGW and SPCSL were merged with and into the Company (the Completed Mergers), with the Company continuing as the surviving entity. Immediately prior to the Completed Mergers, DRGW and SPCSL were wholly-owned, direct subsidiaries of Southern Pacific Transportation Company (the SPT) and the Company and SPT were at that time and are currently wholly-owned, indirect subsidiaries of the Corporation. As a result of the Completed Mergers, all of the outstanding capital shares of DRGW, which consisted of 6,331 shares of DRGW common stock, and SPCSL, which consisted of 1,000 shares of SPCSL common stock, were converted into 2,908,488 and 316,756 shares of the Company's common stock and 252,912 and 27,544 shares of the Company's Class A Stock, respectively.

     The Merger and Completed Mergers have been accounted for in a manner similar to a pooling-of-interests combination of entities under common control. As a result of the Merger and Completed Mergers, statements of financial position for the Company, MPRR, DRGW and SPCSL were combined, as of January 1, 1997 for MPRR and September 11, 1996 for
     DRGW and SPCSL, with an increase in Common Stock, Class A Stock, capital surplus and retained earnings of $192 million, $51 million, $1,171 million and $718 million, respectively.

     The Condensed Statement of Consolidated Income and the Condensed Statement of Consolidated Cash Flows for the three-months and six months ended June 30, 1997 and 1996 present the Company's results of operations and cash flows for such period as if the Merger had occurred on January 1, 1996. The Condensed Statement of Consolidated Financial Position as of December 31, 1996 presents the Company's financial position as of such date as though the Merger had occurred on December 31, 1996, and the Completed Mergers had occurred on September 11, 1996.

<PAGE 6>

     Southern Pacific Rail Corporation (Southern Pacific or SP): In September 1996, the Corporation consummated the acquisition of Southern Pacific by acquiring the remaining 75% of Southern Pacific common shares not previously owned by the Corporation for a combination of cash and the Corporation's common stock.

     The business combination with Southern Pacific has been accounted for as a purchase by the Corporation; however, SP's (except for DRGW and SPCSL) results are not currently included in the Company's results. The rail operations of Southern Pacific are expected to be combined with the Company's rail operations by early 1998. The Company and SP operate as a unified rail system which is hereinafter referred to as the Railroad. In connection with the integration of the Company's and Southern
     Pacific's rail operations, the Company expects to incur approximately
     $420 million in acquisition-related costs through 1999 for severing or relocating the Company's employees, disposing of certain of the Company's facilities, training and equipment upgrade costs. Results for the three months and six months ended June 30, 1997 include $27 million and $36 million, respectively, in one-time, acquisition-related severance and relocation costs, net of tax. The Company anticipates charging the remaining acquisition-related payments for its employees and facilities to operating expense in 1997 through 1999 as definitive plans are refined and communicated, relocation and other costs are incurred, and labor negotiations are completed.

     The estimated costs for severance, relocation and facility closings are subject to refinement as more information becomes available and the Company's management finalizes merger implementation plans and labor union negotiations are completed. As a result, the actual integration costs could change. Any revision required is not expected to be material to the Company's financial position or ongoing results of operations.

3.   FINANCIAL INSTRUMENTS:
     Risk Management: The Company uses derivative financial instruments in limited instances to manage fuel price and interest rate risks. Where the Company has fixed interest rates or fuel prices through the use of swaps, futures or forward contracts, the Company has mitigated the downside risk of adverse price and rate movements; however, it has also limited future gains from favorable movements.

     The Company addresses market risk related to these instruments by selecting instruments whose value fluctuations correlate highly with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring minimum credit standards for counterparties and periodic settlements. The total risk associated with the Company's counterparties was $40 million at June 30, 1997. The Company has not been required to provide, nor has it received, any significant amount of collateral relating to its hedging activity.

     The fair market values of the Company's derivative financial instrument positions at June 30, 1997, were determined based upon current fair market values as quoted by recognized dealers or developed based on the present value of future cash flows discounted at the applicable zero coupon U.S. treasury rate and swap spread.

     Fuel: Over the past three years, fuel costs approximated 10% of the Railroad's total operating expenses. As a result of the significance of the fuel costs and the historical volatility of fuel prices, the Company, as a participant in the Railroad's fuel hedging program, periodically uses swaps, futures and forward contracts to mitigate the impact of fuel price volatility. The intent of this program is to protect the Railroad's operating margins and overall profitability from adverse fuel price changes. At June 30, 1997, the Railroad had hedged 34% of its estimated remaining 1997

<PAGE 7>

     fuel consumption at $0.52 per gallon on a Gulf Coast basis and had outstanding swap agreements covering fuel purchases of $113 million, with gross and net liability positions of $1 million. Fuel hedging increased second quarter 1997 fuel expense by $1 million and lowered second quarter 1996 fuel costs by $5 million. Fuel hedging increased the Railroad's six month 1997 fuel expense by $1 million and lowered the Company's six month 1996 fuel costs by $10 million.

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

     At June 30, 1997, the Company had outstanding interest rate swaps on $74 million of notional principal amount of debt (5% of the total debt portfolio, excluding obligations to the Corporation) with gross and net liability positions of $8 million. These contracts mature over the next one to eight years. Interest rate hedging activity increased interest expense in the first six months of both 1997 and 1996 by $2 million.

4. INCOME TAXES: In the first quarter of 1996, the Company reached a settlement with the Appeals Office of the Internal Revenue Service for tax years 1978 through 1982. The settlement resulted in a tax refund of $21 million.

5. CONTINGENCIES: There are various lawsuits pending against the Company. The Company is also subject to Federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites. Where the remediation costs can be reasonably determined, and where such remediation is probable, the Company has recorded a liability. The Company does not expect that the lawsuits or environmental costs will have a material adverse effect on its consolidated financial position or operating results.

6.   ACCOUNTING PRONOUNCEMENTS:  The Financial Accounting Standards Board
     (FASB) issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which provides consistent standards for determining if transfers of financial assets are sales or secured borrowings, and which revises the accounting rules for liabilities extinguished by an in-substance defeasance. The Company adopted Statement No. 125 on January 1, 1997 with no impact on its operating results or financial condition.

     The American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities," effective for 1997, which clarifies the accounting for environmental remediation liabilities. Adoption had no significant impact on the Company's operating results or financial condition.

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," which will be effective in 1998. The Company anticipates Statement No. 130 will have no impact on its current reporting and disclosure, as the Company has no material items of other comprehensive income as defined in the Statement. The FASB also issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. The Company currently complies with most provisions of this Statement, and any incremental disclosure required by the Statement is expected to be minimal.

<PAGE 8>

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

<PAGE 9>


UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

   MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

     Six Months Ended June 30, 1997 Compared to June 30, 1996


On January 1, 1997, Missouri Pacific Railroad Company (MPRR) was merged with and into Union Pacific Railroad Company (the Company), with the Company continuing as the surviving corporation (the Merger). The Merger has been accounted for in a manner similar to a pooling-of-interest combination of entities under common control (see Note 2 of the Condensed Consolidated Financial Statements). As a result of the Merger, the Company's results of operations for the three and six months ended June 30, 1996 have been combined with MPRR's results of operations as though the Merger had occurred on January 1, 1996. The following narrative analysis of the Company's results of operations compares actual financial information for the Company for the six-months ended June 30, 1997 with financial information for the Company and MPRR on a combined basis for the six months ended June 30, 1996.

Also, on June 30, 1997, The Denver and Rio Grande Western Railway Company
(DRGW) and SPCSL Corp. (SPCSL) were merged with and into the Company, with the Company continuing as the surviving corporation (the Completed Mergers). The Completed Mergers have also been accounted for in a manner similar to a pooling-of-interest combination of entities under common control. As a result of the Completed Mergers, the Company's results of operations for the periods ended December 31, 1996 and June 30, 1997 have been combined with the results of DRGW and SPCSL as though the Completed Mergers had occurred on September 11, 1996. The Company's reported earnings for the year ended December 31, 1996 reflect the operating performance of the Company including DRGW and SPCSL for the period October 1, 1996 to December 31, 1996. DRGW and SPCSL operations are not included in the June 30, 1996 operating results discussed below since common control was not effective until September 11, 1996.

Net income increased to $405 million for 1997. Operating income increased to $754 million in 1997 from $699 million in 1996. Operating revenues for the Company increased $441 million (13%) to $3.84 billion, reflecting a 19% increase in carloadings due to the integration of DRGW and SPCSL operations and an increase in the Company's base business. The integration of DRGW's and SPCSL's business drove carloading gains in intermodal (37%), energy (24%), automotive (22%), chemicals (10%), industrial products (4%) and agricultural products (2%).

Operating expenses increased $386 million compared to 1996 to $3.09 billion. Salaries and wages increased $92 million due to the addition of DRGW and SPCSL expenses, higher traffic volumes and one-time merger implementation costs. Equipment and other rents increased $85 million due to higher cycle times, incremental cars being made available for grain customers and additional DRGW and SPCSL expenses. Fuel and utilities increased $77 million due to the integration of DRGW and SPCSL and higher volumes. Depreciation expense increased $37 million because of continued capital spending programs for track and roadway investment and the addition of DRGW's and SPCSL's asset bases to depreciation expense and the re-valuation of said assets in accounts for the Southern Pacific acquisition. Other costs increased $94 million due to the addition of DRGW and SPCSL and other volume-related contract costs for maintenance, drayage and other third-party costs.

Other income decreased $12 million, largely due to lower interest income on the intercompany debt balances. Interest expense decreased $4 million, the result of debt refinancing activities. Income taxes increased $43 million, reflecting higher operating and other income and the absence of a 1996 tax settlement (see
Note 4 to the Condensed Consolidated Financial Statements).

<PAGE 10>

Other Matters
The Company intends to merge Southern Pacific Transportation (SPT) and St. Louis Southwestern Railway Company (SSW) with the Company. These mergers will be accounted for in a manner similar to a pooling-of-interest combination of entities under common control. These mergers are expected to be completed by early 1998.

Cautionary Information
Certain information included in this report contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain or will contain, forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Such forward-looking information may include, without limitation, statements that the Company does not expect that lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or other matters will have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity and other similar expressions concerning matters that are not historical facts, and projections as to the Company's financial results. Such forward-looking information is or will be based on information then available and is or will be subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Important factors that could cause such differences include but are not limited to industry competition and regulatory developments, natural events such as floods and earthquakes, the effects of adverse general economic conditions, fuel price changes and the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation.

<PAGE 11>


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Southern Pacific Acquisition: As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the 1996 10-K Report), various appeals have been filed with respect to the Surface Transportation Board's (STB) August 12, 1996 decision (the Decision) approving the acquisition of control of Southern Pacific Rail Corporation and its rail affiliates by the Corporation and its affiliates. All of the appeals have been consolidated. On April 23, 1997, the City of Wichita and Sedgwick County, Kansas, moved to withdraw their petition for review, and the court granted their motion on April 30, 1997. On May 16, 1997, the court ordered parties to show cause by June 16, 1997 why a briefing format proposed in that order should not apply. The Corporation and its affiliates, along with other parties, responded to the court's order, and no briefing schedule has yet been established. The Corporation believes that it is unlikely that the disposition of these appeals will have a material impact on its results of operation.

On May 7, 1997, the STB served a decision commencing the first annual proceeding to implement the oversight condition it had imposed in the Decision. The Corporation and its affiliates, and the Burlington Northern and Santa Fe Railway Company, filed reports required by the STB on July 1, 1997. Comments from other parties were due on August 1, 1997, and replies are due on August 20, 1997. The Corporation believes that no changes in the merger conditions are warranted, but there can be no assurance as to what action the STB will take.

Bottleneck Proceedings: As previously reported in the 1996 10-K Report, on August 27, 1996, the STB initiated a proceeding asking for arguments and evidence on the issue of whether it should modify its existing regulations regarding the prescription of, and challenge to, rates for rail service involving a segment that is served by only one railroad between an interchange point and an exclusively-served shipper facility (i.e., a bottleneck segment). The STB proceeding also referred to pending motions to dismiss three individual complaint proceedings filed by shippers challenging a class rate charged for the movement of coal, two of which named the Company and SPT as a party thereto. Neither complaint proceeding individually involved a significant exposure for reparations. However, if existing regulation of bottleneck movements were changed, future revenue from such movements, including those covered by the complaint proceedings, could be substantially reduced. On December 31, 1996, the STB served a decision which generally reaffirmed earlier rulings regarding a rail carrier's obligation to provide rates for bottleneck segments and assured the right of rail carriers to differentially price traffic. It also dismissed the two complaint proceedings in which the Company and SPT were defendants. On April 30, 1997, the STB served a decision generally declining to reconsider its December 31, 1996 decision, but clarifying that in certain circumstances a "bottleneck" destination carrier that does not serve the origin for a traffic movement may be required to provide a separately-challengeable common carrier rate for the "bottleneck" portion of the movement. The STB decisions are pending on appeal before the Eighth Circuit Court of Appeals.

Item 5.  Market for Registrant's Common Equity and Related Stockholder's
         Matters

All of the Common Stock and Class A Stock of the Company is owned by the Corporation or a wholly-owned indirect subsidiary of the Corporation. Accordingly, there is no market for the Company's capital stock. Dividends on the Company's Common Stock, which are paid on a quarterly basis, totaled $210 million for the six months ended June 30, 1997 and $1.8 million for 1996.

In connection with the mergers of DRGW and SPCSL into the Company on June 30, 1997, the following issuances of equity securities occurred: (1) the 6,331 shares of DRGW Common Stock outstanding immediately prior to the mergers, which were held by SPT, were converted into 2,908,488 shares of the Company's Common Stock

<PAGE 12>

and 252,912 shares of the Company's Class A Stock and; (2) the 1,000 shares of SPCSL Common Stock outstanding immediately prior to the mergers, which were held by SPT, were converted into 316,756 shares of the Company's Common Stock and 27,544 shares of the Company's Class A Stock. The foregoing issuances of the Company's Common Stock and Class A Stock were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

            12 - Computation of Ratio of Earnings to Fixed Charges

            27 - Financial Data Schedule.

       (b)  Reports on Form 8-K

            NONE

<PAGE 13>

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 15th day of August, 1997.




                               UNION PACIFIC RAILROAD COMPANY

                               (REGISTRANT)



                               By  /s/ James R. Young
                                   ------------------
                                  James R. Young
                                  Vice President-Finance





                               By  /s/ Joseph E. O'Connor Jr.
                                   --------------------------
                                  Joseph E. O'Connor, Jr.
                                  Chief Accounting Officer


<EXHIBIT INDEX>



         UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

                                EXHIBIT INDEX



Exhibit No.                     Description
-----------                     -----------


   12                Computation of Ratio of Earnings to
                     Fixed Charges

   27                Financial Data Schedule