Form 10-Q
period 1997-09-30
UNION PACIFIC RAILROAD CO
filed 1997-11-14
CIK 100889

<COVER>

                                FORM 10-Q

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549-1004

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

For the transition period from__________________________ to _________________

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

YES   X     NO
    ____     ____


     As of October 31, 1997, the Registrant had outstanding 62,220,244 shares of its Common Stock, $10 par value, and 5,410,456 shares of its Class A Stock, $10 par value.

     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.



<INDEX>
                   UNION PACIFIC RAILROAD COMPANY
                              INDEX


                  PART I.  FINANCIAL INFORMATION



                                                                   Page Number
                                                                   -----------

ITEM 1:   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

       CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION -
          At September 30, 1997 and December 31, 1996. . . . . . .        1-2

       CONDENSED STATEMENT OF CONSOLIDATED INCOME AND
          RETAINED EARNINGS - For the Three Months and Nine
          Months Ended September 30, 1997 and 1996 . . . . . . . .          3

       CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS - For
           the Nine Months Ended September 30, 1997 and 1996 . . .          4

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS. . . .        5-8

       MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF
          OPERATIONS . . . . . . . . . . . . . . . . . . . . . . .       9-11




                   PART II.  OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . .      11-14

ITEM 5:   CHANGES IN SECURITIES AND USE OF PROCEEDS  . . . . . . .         14

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . .         14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15

<PAGE 1>

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


           UNION PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION

                           (Millions of Dollars)
                                (Unaudited)


                                            September 30,   December 31,
ASSETS                                           1997          1996
------                                     -------------- --------------

Current Assets:
  Cash and temporary investments . . . . .    $    56           $    78
  Accounts receivable - net. . . . . . . .        509               298
  Due from affiliated companies - net. . .      1,884             1,763
  Material and supplies  . . . . . . . . .        260               236
  Other current assets . . . . . . . . . .        187               168
                                             ---------         ---------

     Total Current Assets. . . . . . . . .      2,896             2,543
                                             ---------         ---------

Investments:
  Investments in and advances to
     affiliated companies (Note 3) . . . .        390               367
  Other investments. . . . . . . . . . . .        151               159
                                             ---------         ---------
     Total Investments . . . . . . . . . .        541               526
                                             ---------         ---------

Properties (Note 2):
  Road . . . . . . . . . . . . . . . . . .     15,412            14,703
  Equipment  . . . . . . . . . . . . . . .      5,992             5,662
  Other  . . . . . . . . . . . . . . . . .         72                71
                                             ---------         ---------
     Total Properties. . . . . . . . . . .     21,476            20,436

     Accumulated depreciation  . . . . . .     (5,419)           (4,914)
                                             ---------         ---------

     Properties - Net. . . . . . . . . . .     16,057            15,522
                                             ---------         ---------

Intangible and Other Assets. . . . . . . .        201               156
                                             ---------         ---------

  Total Assets . . . . . . . . . . . . . .    $19,695           $18,747
                                             =========         =========



<PAGE 2>

    UNION  PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES
          CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
         (Millions of Dollars, Except Share and Per Share Amounts)
                              (Unaudited)




                                             September 30,    December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY              1997            1996
------------------------------------         -------------  --------------

Current Liabilities:
  Accounts payable . . . . . . . . . . . .       $   397        $   436
  Accrued wages and vacation . . . . . . .           354            288
  Income and other taxes payable . . . . .           279            196
  Casualty and other reserves. . . . . . .           242            274
  Debt due within one year . . . . . . . .           187             93
  Interest payable . . . . . . . . . . . .            52             43
  Other current liabilities. . . . . . . .           356            287
                                                ---------       --------

     Total Current Liabilities . . . . . .         1,867          1,617
                                                ---------       --------

Debt Due After One Year. . . . . . . . . .         1,361          1,418
                                                ---------       --------

Deferred Income Taxes  . . . . . . . . . .         4,597          4,306
                                                ---------       --------

Due to UPC - Long-Term . . . . . . . . . .         3,273          3,086
                                                ---------       --------
Retiree Benefits Obligation  . . . . . . .           495            483
                                                ---------       --------

Other Liabilities (Note 6) . . . . . . . .         1,364          1,442
                                                ---------       --------

Stockholder's Equity (Note 2):
  Common stock - $10.00 par value;
     92,000,000 shares authorized
     and 62,220,244 outstanding in
     1997 and 1996 . . . . . . . . . . . .           622            622
  Class A stock - $10.00 par value;
     8,000,000 shares authorized
     and 5,410,456 outstanding
     in both 1997 and 1996  . .. . . . . .            54             54
  Capital surplus. . . . . . . . . . . . .         2,608          2,608
  Retained earnings. . . . . . . . . . . .         3,454          3,111
                                                ---------       --------
     Total Stockholder's Equity. . . . . .         6,738          6,395
                                                ---------       --------
     Total Liabilities and
       Stockholder's Equity. . . . . . . .       $19,695        $18,747
                                                =========       ========

<PAGE 3>

          UNION PACIFIC RAILROAD COMPANY AND SUBSIDIARY COMPANIES

      CONDENSED STATEMENT OF CONSOLIDATED INCOME AND RETAINED EARNINGS For The Three Months and Nine Months Ended September 30, 1997 and 1996


                           (Millions of Dollars)
                                (Unaudited)


                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                                   1997        1996         1997        1996
                               ----------------------   ---------------------

Operating Revenues (Note 2). .    $1,999      $1,713       $6,097      $5,115
                                  ------      -------      ------      ------

Operating Expenses:
  Salaries, wages and
     employee benefits . . . .        652        533        1,948       1,653
  Equipment and other
     rents . . . . . . . . . .        256        185          746         562
  Depreciation and
     amortization. . . . . . .        198        151          585         459
  Fuel and utilities
     (Note 4). . . . . . . . .        180        148          599         459
  Materials and supplies . . .         98         94          312         294
  Other costs. . . . . . . . .        236        182          756         569
                                    ------    -------      ------      ------
     Total . . . . . . . . . .      1,620      1,293        4,946       3,996
                                    ------    -------      ------      ------
Operating Income . . . . . . .        379        420        1,151       1,119
Other Income - Net . . . . . .         96         68          184         149
Interest Expense (Note 4). . .        (90)       (97)        (289)       (292)
                                    ------    -------      -------     -------
Income Before Income Taxes . .        385        391        1,046         976

Income Taxes (Note 5). . . . .       (148)      (143)        (388)       (327)
                                    ------     ------      -------     -------

Net Income . . . . . . . . . .     $  237     $  248       $  658      $  649
                                   =======    =======      =======     =======

Retained Earnings:
  Beginning of period. . . . .     $3,322     $2,762       $3,111      $4,139
  Net income . . . . . . . . .        237        248          658         649
  Dividends. . . . . . . . . .       (105)       (96)        (315)     (1,874)
                                    ------    -------      -------     -------

  End of Period. . . . . . . .     $3,454     $2,914       $3,454      $2,914
                                   =======    ======       =======     =======

<PAGE 4>


        UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES
                CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
            For the Nine Months Ended September 30, 1997 and 1996
                             (Millions of Dollars)
                                  (Unaudited)


                                                   1997             1996
                                                 -------          -------

Cash from Operations:

  Net Income . . . . . . . . . . . . . . . .      $  658           $  649

  Non-Cash Charges to Income:
     Depreciation and amortization . . . . .         585              459
     Deferred income taxes . . . . . . . . .         145               85
     Other - net . . . . . . . . . . . . . .         (94)             881
  Changes in Current Assets and Liabilities.        (126)            (742)
                                                  -------          -------

     Cash from Operations. . . . . . . . . .       1,168            1,332
                                                  -------          -------

Investing Activities:

  Capital Investments. . . . . . . . . . . .      (1,190)            (875)
  Other - Net (Note 3) . . . . . . . . . . .         197               46
                                                  -------          -------

  Cash Used in Investing Activities. . . . .        (993)            (829)
                                                  -------          -------

Equity and Financing Activities:

  Debt Repaid  . . . . . . . . . . . . . . .        (128)            (273)
  Financings   . . . . . . . . . . . . . . .         180              351
  Cash Dividends Paid to Parent. . . . . . .        (315)            (289)
  Advances to (from) Affiliated Companies -
     Net . . . . . . . . . . . . . . . . . .          66             (259)
                                                  -------          -------

     Cash Used in Equity and Financing
       Activities .. . . . . . . . . . . . .        (197)            (470)
                                                  -------          -------


     Net Increase(Decrease)in Cash and
       Temporary Investments . . . . . . . .      $  (22)          $   33
                                                  =======          =======


<PAGE 5>

     UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)


1. RESPONSIBILITIES FOR FINANCIAL STATEMENTS: The condensed consolidated financial statements of Union Pacific Railroad Company (the Company) are unaudited and reflect all adjustments (consisting only of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, and the unaudited pro forma combined financial statements and notes thereto, both contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results for the year ending December 31, 1997.

2.   ACQUISITIONS AND REORGANIZATION
     Missouri Pacific Railroad Company (MPRR): On January 1, 1997, MPRR was merged with and into the Company (the MPRR Merger), with the Company continuing as the surviving entity. Immediately prior to the MPRR Merger, MPRR was a wholly-owned, direct subsidiary of Union Pacific Corporation (the Corporation) and the Company was at that time and currently is a wholly-owned, indirect subsidiary of the Corporation.
     As a result of the MPRR Merger, all of the outstanding capital shares of MPRR, which consisted of 920 shares of MPRR Common Stock and 80 shares of MPRR Class A Stock, were converted into 19,152,560 shares of the Company's Common Stock and 1,665,440 shares of the Company's Class A Stock, respectively. In addition, in connection with the MPRR Merger, the 38,867,393 shares of the Company's Common Stock outstanding immediately prior to the MPRR Merger were converted into 35,758,008 shares of the Company's Common Stock and 3,109,392 shares of the Company's Class A Stock.

     The Denver and Rio Grande Western Railroad Company (DRGW) and SPCSL Corp. (SPCSL): On June 30, 1997, DRGW and SPCSL were merged with and into the Company (the DRGW and SPCSL Mergers), with the Company continuing as the surviving entity. Immediately prior to the DRGW and SPCSL Mergers, DRGW and SPCSL were wholly-owned, direct subsidiaries of Southern Pacific Transportation Company (SPT), and the Company and SPT were at that time and are currently wholly-owned, indirect subsidiaries of the Corporation. As a result of the DRGW and SPCSL Mergers, all of the outstanding capital shares of DRGW, which consisted of 6,331 shares of DRGW Common Stock, and SPCSL, which consisted of 1,000 shares of SPCSL Common Stock, were converted into 2,908,488 and 316,756 shares of the Company's Common Stock and 252,912 and 27,544 shares of the Company's Class A Stock, respectively.

     St. Louis and Southwestern Railway Company (SSW):   On September 30,
     1997, SSW was merged with and into SSW Merger Corp, with SSW Merger Corp continuing as the surviving entity. Immediately thereafter SSW Merger Corp was merged with and into the Company (collectively, the SSW Merger), with the Company continuing as the surviving entity. Immediately prior to the SSW Merger, SSW was a wholly-owned, direct subsidiary of SPT and the Company and SPT were at that time and are currently wholly-owned, indirect subsidiaries of the Corporation. As a result of the SSW Merger, all of the outstanding shares of SSW Common Stock, which consisted of 173,300 shares were ultimately converted into 4,084,432 shares of the Company's Common Stock and 355,168 shares of the Company's Class A Stock.


<PAGE 6>


     The MPRR Merger, the DRGW and SPCSL Mergers and the SSW Merger (collectively, the Affiliated Mergers) have been accounted for in a manner similar to a pooling-of-interests combination of entities under common control. As a result of the Affiliated Mergers, statements of financial positions for the Company, MPRR, DRGW, SPCSL and SSW were combined, as of January 1, 1997 with an increase in Common Stock, Class A Stock, capital surplus and retained earnings of $233 million, $54 million, $1,534 million and $718 million, respectively.

     The Condensed Statement of Consolidated Income and the Condensed Statement of Consolidated Cash Flows for the three months and nine months ended September 30, 1996 present the Company's results of operations and cash flows for such periods as if the MPRR Merger had occurred on January 1, 1996. The Condensed Statement of Consolidated Financial Position as of December 31, 1996 presents the Company's financial position as of such date as though the Affiliated Mergers had occurred on December 31, 1996. The Condensed Statement of Consolidated Income and the Condensed Statement of Consolidated Cash Flows for the three months and nine months ended September 30, 1997 present the Company's results of operations and cash flows for such periods as if the Affiliated Mergers had all occurred on January 1, 1997.

     These financial statements include DRGW, SPCSL and SSW's portion of the allocated purchase price paid by the Corporation to acquire Southern Pacific Rail Corporation.

     Southern Pacific Rail Corporation (Southern Pacific or SP): In September 1996, the Corporation consummated the acquisition of Southern Pacific by acquiring the remaining 75% of Southern Pacific common shares not previously owned by the Corporation for a combination of cash and the Corporation's Common Stock.

     The business combination with Southern Pacific has been accounted for as a purchase by the Corporation; however, SP's results (except for DRGW, SPCSL and SSW) are not currently included in the Company's results.
     The combination of Southern Pacific's rail operations with the Company's rail operations is expected to be completed with the merger of the Company and SPT in early 1998 and is expected to be accounted for in a manner similar to a pooling of interest. The Company and SP operate as a unified rail system which is hereinafter referred to as the Railroad.

     In connection with the integration of the Company's and Southern Pacific's rail operations, the Company expects to incur approximately $370 million in acquisition-related costs through 1999 for severing or relocating the Company's employees, disposing of certain of the Company's facilities, training and equipment upgrading. These costs will be charged to expense as incurred. Results for the three months and nine months ended September 30, 1997 include $10 million and $46 million, respectively, in one-time, acquisition-related operating costs, net of tax.

3. MEXICAN RAILWAY CONCESSION: On June 26, 1997, the Railroad and a consortium of partners were granted the 50-year concession for the Pacific North and Chihuahua Pacific lines in Mexico, and a 25 percent stake in the Mexico City Terminal Company at a price of $525 million. The Railroad holds a 13 percent ownership share, and has accounted for its interest by the equity method. The consortium plans to assume operational control of both lines in late 1997.

4.   FINANCIAL INSTRUMENTS:
     Risk Management: The Company uses derivative financial instruments in limited instances to manage fuel price and interest rate risks. Where the Company has fixed interest rates or fuel prices through the use of swaps, futures or

<PAGE 7>

     forward contracts, the Company has mitigated the downside risk of adverse price and rate movements; however, it has also limited future gains from favorable movements.

     The Company addresses market risk related to these instruments by selecting instruments whose value fluctuations correlate highly with the underlying item being hedged. Credit risk related to derivative financial instruments, which is minimal, is managed by requiring minimum credit standards for counterparties and periodic settlements. The total risk associated with the Company's counterparties was $13 million at September 30, 1997. The Company has not been required to provide, nor has it received any collateral relating to its hedging activity.

     The fair market values of the Company's derivative financial instrument positions at September 30, 1997, were determined based upon current fair market values as quoted by recognized dealers or developed based on the present value of future cash flows discounted at the applicable U.S. treasury rate and swap spread.

     Fuel: Over the past three years, fuel costs approximated 10% of the Railroad's total operating expenses. As a result of the significance of the fuel costs and the historical volatility of fuel prices, the Company, as a participant in the Railroad's fuel hedging program, periodically uses swaps, futures and forward contracts to mitigate the impact of fuel price volatility. The intent of this program is to protect the Railroad's operating margins and overall profitability from adverse fuel price changes. At September 30, 1997, the Railroad had hedged 40% and 12% of its estimated remaining diesel fuel consumption for 1997 and 1998, respectively, at $0.52 and $0.53 per gallon, respectively, on a Gulf
     Coast basis. In addition, the Railroad had outstanding swap agreements covering its fuel purchases in 1997 and 1998 of $156 million, with gross and net asset positions of $13 million. Fuel hedging increased third quarter 1997 fuel expense by $1 million and lowered third quarter 1996 fuel costs by $9 million. Fuel hedging increased the Railroad's nine month 1997 fuel expense by $1 million and lowered the Company's nine month 1996 fuel costs by $19 million.

     Interest Rates: The Company controls its overall risk to fluctuations in interest rates by managing the proportion of fixed and floating rate debt instruments within its debt portfolio over a given period. Derivatives are used in limited circumstances as one of the tools to obtain the targeted mix. The mix of fixed and floating rate debt is largely managed through the issuance of targeted amounts of such debt as debt maturities occur or as incremental borrowings are required. The Company also obtains additional flexibility in managing interest cost and the interest rate mix within its debt portfolio by issuing callable fixed rate debt securities. At September 30, 1997, the Company had outstanding interest rate swaps on $113 million of notional principal amount of debt (7% of the total debt portfolio, excluding obligations to the Corporation) with gross and net fair market value liability positions of $8 million. These contracts mature over the next one to eight years. Interest rate hedging activity increased interest expense in the third quarter of both 1996 and 1997 by $1 million. Interest rate hedging activity increased interest expense in the first nine months of both 1997 and 1996 by $3 million.

5. INCOME TAXES: In the first quarter of 1996, the Company reached a settlement with the Appeals Office of the Internal Revenue Service for tax years 1978 through 1982. The settlement resulted in a tax refund of $21 million.

6. COMMITMENTS AND CONTINGENCIES: There are various claims and lawsuits pending against the Company. Certain customers have submitted claims for damages related to shipments delayed in transit, while others have indicated an intention to submit claims for damages arising out of delays as a result of congestion problems. The nature of the damages

<PAGE 8>

     sought include, but are not limited to, loss or damages to lading, alternative transportation charges, additional production costs, lost business and lost profits. In addition, some customers have asserted that they have the right to cancel contracts as a result of alleged material breaches of such contracts by the Company. The Federal Railroad Administration has also indicated that it may take enforcement actions against the Company based upon an in-depth inquiry and review of safety practices.

     The Company is also subject to Federal, state and local environmental laws and regulations, and is currently participating in the investigation and remediation of numerous sites. Where the remediation costs can be reasonably determined, and where such remediation is probable, the Company has recorded a liability. In addition, the Company periodically enters into financial and other commitments and provides guarantees for specific financial and contractual obligations of its subsidiaries and affiliates.

     It is not impossible at this time for the Company to fully determine the effect of all unasserted claims on its consolidated financial condition, results of operations or liquidity; however, the Company does not expect that any known lawsuits, claims, environmental costs, commitments or guarantees will have a material adverse effect on its financial condition or operating results.

7. ACCOUNTING PRONOUNCEMENTS: In June 1997, the Financial Accounting Standards Board (FASB) issued statement No. 130, "Reporting Comprehensive Income," that will be effective in 1998. The Company anticipates minimal impact from this Statement.

     Also in June 1997, the FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company currently complies with most provisions of this Statement, and any incremental disclosure required by that statement is expected to be minimal.

8. RATIO OF EARNINGS TO FIXED CHARGES: The ratio of earnings to fixed charges has been computed on a total enterprise basis. Earnings represent income from continuing operations less equity in undistributed earnings of unconsolidated affiliates, plus income taxes and fixed charges. Fixed charges represent interest, amortization of debt premium, and the estimated interest portion of rental charges.

<PAGE 9>


     UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES
        MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

     Nine Months Ended September 30, 1997 Compared to September 30, 1996



Recent Mergers: On January 1, 1997, Missouri Pacific Railroad Company (MPRR) was merged with and into Union Pacific Railroad Company (the Company), with the Company continuing as the surviving corporation (the MPRR Merger). The MPRR Merger has been accounted for in a manner similar to a pooling-of-interest combination of entities under common control (see Note 2 of the Condensed Consolidated Financial Statements). As a result of the MPRR Merger, the Company's results of operations for the three and nine months ended September 30, 1996 have been combined with MPRR's results of operations as though the MPRR Merger had occurred on January 1, 1996. The following narrative analysis of the Company's results of operations compares actual financial information for the Company for the nine months ended September 30, 1997 with financial information for the Company and MPRR on a combined basis for the nine months ended September 30, 1996.

Also, on June 30, 1997, The Denver and Rio Grande Western Railway Company
(DRGW)and SPCSL Corp. (SPCSL) were merged with and into the Company, with the Company continuing as the surviving corporation (the DRGW/SPCSL Mergers). On September 30, 1997, the St. Louis and Southwestern Railroad Company (SSW) was merged into SSW Merger Corp, with SSW Merger continuing as the surviving entity and immediately thereafter, SSW Merger was merged into the Company with the Company continuing as the surviving entity (collectively, the SSW Merger and together with the DRGW/SPCSL Mergers, the Affiliated Mergers). The Affiliated Mergers have also been accounted for in a manner similar to a pooling-of-interest combination of entities under common control. As a result of the Affiliated Mergers, the Company's results of operations for the period ended September 30, 1997 have been combined with the results of DRGW, SPCSL and SSW as though the Affiliated Mergers had occurred on January 1, 1997. DRGW, SPCSL and SSW operations are not included in the September 30, 1996 operating results discussed below since common control was not effective until September 11, 1996.

Railroad Operations: Third quarter 1997 rail operations were disrupted by service and congestion issues. The Company's congestion problems started in the Gulf Coast area during the summer and spread throughout the system as the Railroad shifted resources to help mitigate the problem in the Gulf Coast. Factors leading to the system congestion include crew shortages and necessary track maintenance on Southern Pacific Rail Corporation lines, washouts due to severe weather and congestion in the major Texas/Mexico gateways.

The cost of the congestion-related problems was approximately $100 million, after tax, which reflected the combined results of lost business and higher operating costs. Fourth quarter 1997 operations and financial performance will be more severely affected by congestion-related problems than in the third quarter--including lower revenue and incremental costs associated with the implementation of the Service Recovery Plan--significantly reducing the Company's financial results for the period. As a result, earnings for all of 1997 are expected to be less than 1996 restated results, and there may well be a net loss for the fourth quarter 1997. There can be no assurance that these problems will not continue to impact the Company during the first quarter of 1998.

The Service Recovery Plan: To restore service to acceptable levels, the Company implemented a Service Recovery Plan (the Plan) in early October 1997. The Plan is focused on reducing the number of cars on the system and restoring system velocity, which will result in more reliable service to customers. Although the Company expects that the Plan will relieve current congestion problems across the system by late 1997, a prolonged service recovery could have an adverse material effect on the Company's future earnings and cash flow.

<PAGE 10>

The Plan includes a number of temporary steps currently underway to reduce the number of trains operating over the system and to improve system velocity and service levels. These steps include: diverting trains from congested Southern Corridor routes to less congested alternatives; temporarily transferring business to several other railroads including Kansas City Southern, Burlington Northern and Santa Fe Railway Company and Norfolk Southern Corporation; combining shorter trains; reducing the number of locomotives in use on local and maintenance-of-way service; accelerating the delivery of new locomotives; adding manpower and capacity at locomotive repair shops; moving switching activities from all of the major congested yards to other locations; transferring switching to shortline railroads; hiring additional train and engine employees; and taking a number of actions to use train crews more efficiently in congested terminals.

Status Report - Through mid-November 1997, the Company has made ongoing progress on reducing car inventories on the system and improving system velocity. These results are being reported weekly to the Surface
Transportation Board. Based upon results to date, the Company anticipates that service levels will continue to improve through the last quarter of 1997.

Results of Operations
Net income increased to $658 million for 1997. Operating income increased to $1,151 million in 1997 from $1,119 million in 1996. Operating revenues for the Company increased $982 million (19%) to $6.1 billion, reflecting a 25% increase in carloadings due to the integration of DRGW, SPCSL and SSW operations. The integration of DRGW, SPCSL and SSW business drove carloading gains in intermodal (54%), energy (19%), automotive (30%), chemicals (17%), industrial products (10%) and agricultural products (10%).

Operating expenses increased $950 million compared to 1996 to $4.95 billion. Salaries and wages increased $295 million due to the addition of DRGW, SPCSL and SSW expenses, higher traffic volumes and one-time merger implementation costs. Equipment and other rents increased $184 million due to higher cycle times, incremental cars being made available for grain customers and additional DRGW, SPCSL and SSW expenses. Fuel and utilities increased $140 million due to the integration of DRGW, SPCSL and SSW and higher volumes. Depreciation expense increased $126 million because of continued capital spending programs for track and roadway investment and the addition of DRGW, SPCSL and SSW asset bases to depreciation expense and the re-evaluation of said assets in accounts for the Southern Pacific acquisition. Other costs increased $187 million due to the addition of DRGW, SPCSL and SSW and other volume-related contract costs for maintenance, drayage and other third-party costs.

Other income increased $35 million, largely due to the sale of the Railroad's signboard business. Interest expense decreased $3 million, the result of debt refinancing activities. Income taxes increased $61 million, reflecting higher operating and other income and the absence of a 1996 tax settlement (see Note 5 to the Condensed Consolidated Financial Statements).

Other Developments

Federal Railroad Administration (FRA) Review - The Company suffered three severe accidents in mid-1997. As a result of these incidents, the FRA reviewed the Company's operations and made several recommendations, including creating a joint committee of the Company's management, labor and the FRA to review and monitor all aspects of safety, adding an executive position for safety reporting directly to the President, creating a safety hotline (direct to the President), re-evaluating all existing training programs and increasing the monitoring of train crew performance, crew fatigue and crew scheduling. All such FRA proposals have been implemented by the Company. The Company has also proposed a guaranteed time-off program for train and engine employees.

<PAGE 11>

During the last week of October, 1997, the Company experienced two additional train collisions in Texas, which resulted in non-fatal injuries to train crew employees. As a result of these incidents, the FRA sent additional inspectors to Texas and other states to monitor the Company's operations.

Derailments in 1997 have cost the Company approximately $67 million in capital and operating expense. During the first nine months of 1996 pro forma derailment costs were $87 million. This decrease reflects safety improvements year-to-date over the same pro forma period last year, including a 10% decline in derailments.

Cautionary Information
Certain information included in this report contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain or will contain, forward-looking statements within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Such forward-looking information may include, without limitation, statements that the Company does not expect that lawsuits, claims, environmental costs, commitments, guarantees, contingent liabilities, labor negotiations or other matters will have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity and other similar expressions concerning matters that are not historical facts, and projections as to the Company's financial results. Such forward-looking information is or will be based on information then available and is or will be subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Important factors that could cause such differences include but are not limited to whether the Service Recovery Plan, referred to above, achieves its goals, industry competition and regulatory developments, natural events such as floods and earthquakes, the effects of adverse general economic conditions, fuel price changes and the ultimate outcome of environmental investigations or proceedings and other types of claims and litigation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

Southern Pacific Acquisition: As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K"), various appeals have been filed with respect to the Surface Transportation Board's ("STB") August 12, 1996 decision (the "Decision") approving the acquisition of control of Southern Pacific Rail Corporation and its rail affiliates (collectively, "SP") by the Corporation and its affiliates. All of the appeals have been consolidated. On April 23, 1997, the City of Wichita and Sedgwick County, Kansas, moved to withdraw their petition for review, and the Court granted their motion on April 30, 1997. On August 11, 1997, the Court established a briefing schedule under which briefs for petitioners and supporting intervenors were due on October 10, 1997, the brief for respondents is due December 9, 1997, briefs for intervenors supporting respondents are due December 30, 1997, and reply briefs are due January 20, 1998.
On August 18, 1997, Geneva Steel Company moved to withdraw its petitions for review, and the Court granted its motion on September 8, 1997. On October 3, 1997, the Corporation and its affiliates moved to dismiss their petitions for review, and the Court granted their motion on October 7, 1997. On October 6, 1997, Kansas City Southern Railway Company ("KCS") moved to dismiss its petitions for review; on October 7, 1997, Texas Mexican Railway Company
("Tex Mex") moved to dismiss its petition for review; and on October 10, 1997, the United Transportation Union-General Committee of Adjustment (GO 401) moved to dismiss its petition for review. The Court granted these motions on October 22, 1997. The Company believes that it is unlikely that the disposition of these appeals will have a material impact on its results of operations.

<PAGE 12>

On May 7, 1997, the STB served a decision commencing the first annual proceeding to implement the oversight condition it had imposed in the Decision. The Corporation and its affiliates, and the Burlington Northern and Santa Fe Railway Company ("BNSF"), filed reports required by the STB on July 1, 1997. BNSF and other parties filed comments on August 1, 1997. The Corporation and its affiliates, and others, filed replies on August 20, 1997. On October 27, 1997, the STB served a decision containing its findings and recommendations based on the record compiled in the first oversight proceeding. The STB concluded that the merger, as conditioned, had thus far not caused any substantial competitive harm, and it rejected various requested adjustments to the merger conditions. The STB ordered the Corporation and BNSF to continue to report quarterly on merger implementation, and to provide a comprehensive summary presentation in the next progress report due on July 1, 1998. The STB order requires interested parties to file comments concerning the next annual oversight proceeding on August 14, 1998, and replies are due September 1, 1998.

Bottleneck Proceedings:   As previously reported in the 1996 10-K, on August 27,
1996, the STB initiated a proceeding asking for arguments and evidence on the issue of whether it should modify its existing regulations regarding the prescription of, and challenge to, rates for rail service involving a segment that is served by only one railroad between an interchange point and an exclusively-served shipper facility (i.e., a bottleneck segment). The STB proceeding also referred to pending motions to dismiss three individual complaint proceedings filed by shippers challenging a class rate charged for the movement of coal, two of which named the Company and Southern Pacific Transportation Company ("SPT") as a party thereto. Neither complaint proceeding individually involved a significant exposure for reparations. However, if existing regulation of bottleneck movements were changed, future revenue from such movements, including those covered by the complaint proceedings, could be substantially reduced. On December 31, 1996, the STB served a decision which generally reaffirmed earlier rulings regarding a rail carrier's obligation to provide rates for bottleneck segments and assured the right of rail carriers to differentially price traffic. It also dismissed the two complaint proceedings in which the Company and SPT were defendants.
On April 30, 1997, the STB served a decision generally declining to reconsider its December 31, 1996 decision, but clarifying that in certain circumstances a "bottleneck" destination carrier that does not serve the origin for a traffic movement may be required to provide a separately-challengeable common carrier rate for the "bottleneck" portion of the movement. The STB decisions are pending on appeal before the Eighth Circuit Court of Appeals, and oral argument has been scheduled for November 18, 1997.

Rail Service Proceedings: Recently, the Company has been experiencing serious congestion problems, especially on SP lines in the Gulf Coast area but also affecting other lines of the system. In late September 1997, following an intense analysis and planning effort, the Company adopted a comprehensive
Service Recovery Plan.   The objective of this Plan is to return service to
normal within 90 days. The Service Recovery Plan involves additional expenditures on locomotives and personnel and the diversion of traffic to other carriers, among other measures.

The Company has reported to the STB in the ongoing oversight proceeding regarding the UP/SP merger concerning the recent service problems and the Service Recovery Plan. On October 2, 1997, the STB initiated a proceeding entitled Ex Parte No. 573, Rail Service in the Western United States
("Ex Parte No. 573"), to provide interested persons the opportunity to report on the status of rail service in the western United States and to review proposals for solving the service problems that exist. The STB directed interested parties to file written statements by October 23, 1997, and held a hearing on October 27, 1997. The Corporation filed a written submission and made an oral presentation at the STB hearing reporting further on its Service Recovery Plan and the progress that is being made in implementing it.
A number of shippers, shipper organizations, public bodies and other railroads also submitted both written and oral testimony. Some participants in the proceeding asked the STB to allow the Service Recovery Plan

<PAGE 13>


time to work, while others requested that the STB take more active measures to remedy service problems.

In addition, on October 21, 1997, the Society of the Plastics Industry, the National Industrial Transportation League and the Chemical Manufacturers Association filed a joint petition asking the STB to issue an emergency directed service order designed to remedy the Company's recent service problems, but without specifying any specific action. The Corporation filed a response opposing the joint petition on October 24, 1997.

On October 31, 1997, the STB issued an emergency service order that it described as an outgrowth of the STB proceedings in Ex Parte No. 573. The service order, which by its terms expires in 30 days, imposes several temporary measures designed to allow Tex Mex to divert some traffic off of the Company in order to reduce congestion on the Company's lines in Houston, Texas. The STB also directed the Company, as the Company had offered, to suspend rail transportation service contract obligations of all shippers at Houston that wish to route shipments over the Tex Mex instead of the Company during the period of the service order. The service order also requires the Corporation to report to the STB regarding service issues raised at the hearing in Ex Parte No. 573. The STB rejected the more intrusive proposals that had been presented in connection with the Ex Parte No. 573 proceedings so as not to impede the implementation of the Service Recovery Plan. The STB indicated that it will hold a further hearing on December 3, 1997, at which time the Corporation will be required to address the progress it has made in addressing the recent service problems, after which the STB will determine whether an extension of the service order is required and whether any additional actions are necessary.

Two railroad competitors of the Company, BNSF and KCS, proposed that they be sold or given access to, or granted the right to control, various Company assets as a purported remedy for the Company's service problems. While the Company has sought and received constructive assistance from other carriers to deal with the congestion problems, the Company declined to agree to the BNSF and KCS proposals on the grounds that they would worsen the problem, are legally unjustified, and are aimed at obtaining competitive advantages that were rejected by the STB in the UP/SP merger proceeding.

Some customers have submitted claims for damages related to shipments delayed in transit while other customers have indicated an intention to submit claims for damages arising out of delays to their shipments as a result of the congestion problems. The nature of the damages sought include, but are not limited to, loss or damages to lading, alternative transportation charges, additional production costs, lost business and lost profits. In addition, some customers have asserted that they have the right to cancel contracts as a result of alleged material breaches of such contracts by the Company. It is not possible at this time to assess the likelihood or magnitude of such liability or the likelihood that any of such contracts could be canceled by particular customers. Each claim actually submitted to the Company is being reviewed and resolved on the basis of the Company's contractual relationship with the customer asserting the claim. As part of this process and the Service Recovery Plan, the Company has offered to waive shippers' contract obligations for the duration of the congestion crisis on a case-by-case basis, wherever routing traffic over other railroads or other modes would assist the shipper and not worsen the congestion on the Company.

The Company experienced a number of serious accidents in July and August 1997, although most overall safety measures continue to improve. In August and September 1997, the Federal Railroad Administration ("FRA") conducted an in-depth inquiry into the Company's safety practices and made a number of recommendations for improvements. Such recommendations include creating a joint committee of management, labor and the FRA to review and monitor all aspects of safety, adding an executive position for safety reporting directly to the President, creating a safety hotline (direct to the President), re-evaluating all existing training programs and increasing the monitoring of train crew performance, crew fatigue

<PAGE 14>

and crew scheduling. All such recommendations have been implemented. The FRA has indicated that it may take enforcement actions against the Company.

During the last week of October, 1997, the Company experienced two additional train collisions in Texas, which resulted in non-fatal injuries to train crew employees. As a result of these incidents, the FRA sent additional inspectors to Texas and other states to monitor the Company's operations. The Company also agreed voluntarily to introduce a guaranteed time-off program for 3,500 train and engine employees which would ensure that every such employee has two consecutive calendar days off after working 14 consecutive calendar days.
This program is pending approval by the joint management, labor and FRA committee formed to examine and adopt safety initiatives. Once adopted, this program is expected to be expanded to the rest of the Company's system by mid-December.

Item 5.  Changes in Securities and Use of Proceeds

In connection with the merger of the St. Louis and Southwestern Railway Company ("SSW") into SSW Merger Corp and the merger of SSW Merger Corp into the Company on September 30, 1997, the 173,300 shares of SSW Common Stock outstanding immediately prior to such mergers, which were held by SPT, were ultimately converted into 4,084,432 shares of the Company's Common Stock and 355,168 shares of the Company's Class A Stock. The foregoing issuances of the Company's Common Stock and Class A Stock were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits
           --------
           3  - Amendments to the Amended and Restated Articles of
                Incorporation of Union Pacific Railroad Company, effective September 30, 1997

           12 - Computation of Ratio of Earnings to Fixed Charges

           27 - Financial Data Schedule.

       (b) Reports on Form 8-K
           -------------------

           Current report filed on October 10, 1997 describing the Company's congestion, safety issues and Service Recovery Plan.

<PAGE 15>


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 14th day of November, 1997.




                               UNION PACIFIC RAILROAD COMPANY
                               ------------------------------
                                        (REGISTRANT)



                               By  /s/ Joseph E. O'Connor Jr.
                                  ---------------------------
                                  Joseph E. O'Connor, Jr.
                                  Chief Accounting Officer




                               By  /s/ John J. Koraleski
                                  ----------------------
                                  John J. Koraleski
                                  Executive Vice President -
                                  Finance & Administration










         UNION PACIFIC RAILROAD COMPANY AND CONSOLIDATED SUBSIDIARY COMPANIES

                                EXHIBIT INDEX



Exhibit No.                     Description
-----------                     -----------


 3 Amendments to the amended and restated articles of incorporation of Union Pacific Railroad Company, effective September 30, 1997

 12                Computation of ratio of earnings to
                   fixed charges

 27                Financial data schedule